Form 10QSB
period 1995-02-28
RSI HOLDINGS INC
filed 1995-04-14
CIK 853697

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                 FORM 10 - QSB



         (MARK ONE)

 X        Quarterly Report pursuant to Section 13 or 15 (d) of the
- ---       Securities Exchange Act of 1934

For the Quarterly Period Ended  February 28, 1995 or

- ---       Transition Report pursuant to Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

For the Transition Period From                       to
                               ----------------------   ---------------------

COMMISSION FILE NUMBER 0-18091

                              RSI HOLDINGS, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               NORTH CAROLINA                      56-1200363
        ----------------------------           -------------------
        (State or other jurisdiction            (I.R.S. Employer
        incorporation or organization)         Identification No.)

        245 E. Broad Street, Suite A, P. O. Box 6847
        Greenville, South Carolina                        29606
        ----------------------------------------------------------
                 (Address of principal executive offices)


                                (803)271-7171
        ----------------------------------------------------------
                          Issuer's telephone number

                                Not Applicable
        ----------------------------------------------------------
        Former name, former address and former fiscal year, if changed since last report.


        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
        requirements for the past 90 days.  Yes   X    No
                                                -----    -----

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock - $.01 Par Value -- 7,994,292 shares outstanding as of April 12, 1995

                                     INDEX


                               RSI HOLDINGS, INC.


PART I.     FINANCIAL INFORMATION                                                             PAGE
- ---- --     --------- -----------                                                             ----
Item I.     Financial Statements (Unaudited)

            Condensed consolidated statement of net assets in liquidation --
            February 28, 1995                                                                   4

            Condensed consolidated statement of changes in net assets in liquidation  --
            Six months ended February 28, 1995                                                  5

            Condensed consolidated statements of operations -- Three and Six
            months ended February 28, 1994 (Going concern basis)                                6

            Condensed consolidated statement of cash flow--
            Six months ended February 28, 1994 (Going concern basis)                            7

            Notes to condensed consolidated financial statements --
            February 28, 1995                                                                   8

Item 2.     Management's Discussion and Analysis of Financial Condition                        15

PART II.    OTHER INFORMATION                                                                  21
- ---- ---    ----- -----------

Item 1.     Legal Proceedings                                                                  21
Item 2.     Changes in Securities                                                              26
Item 3.     Defaults upon Senior Securities                                                    26
Item 4.     Submission of Matters to a Vote of Security Holders                                27
Item 5.     Other Information                                                                  27
Item 6.     Exhibits and Reports on Form 8-K                                                   27

SIGNATURES                                                                                     29
- ----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RSI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN
LIQUIDATION (Unaudited)

February 28, 1995


ASSETS
Cash and cash equivalents                                                  $1,224,000
Accounts receivable                                                           327,000
Inventories                                                                    37,000
Property and equipment                                                      1,576,000
Other assets                                                                   13,000
                                                                           ----------

                                                                            3,177,000

LIABILITIES
Trade accounts payable                                                         13,000
Accrued expenses                                                              386,000
Notes payable                                                                  18,000
Estimated costs during the remaining period of liquidation                    830,000
                                                                           ----------

                                                                            1,247,000
Contingencies -- Note C
                                                                           ----------

Net assets in liquidation                                                  $1,930,000
                                                                           ==========

See notes to condensed consolidated financial statements.

RSI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN NET ASSETS IN LIQUIDATION (Unaudited)

Six Months Ended February 28, 1995


Net assets in liquidation at August 31, 1994                               $1,930,000

Changes in nets assets in liquidation attributed to:
  Increase in cash and cash equivalents                                       896,000
  Decrease in trade accounts payable                                          566,000
  Decrease in accrued expenses                                                321,000
  Decrease in estimated costs during period of liquidation                    727,000
  Decrease in notes payable and capital lease obligation                    2,194,000
  Decrease of inventory floor plan debt resulting from sale of inventory
    to supplier                                                             4,123,000
  Decrease in deferred compensation                                            54,000
  Decrease in accounts receivable as a result of collections               (1,405,000)
  Decrease in inventory resulting principally from sale of inventory
    to supplier and other dealers                                          (5,845,000)
  Sales of property and equipment                                          (1,631,000)
                                                                          -----------

Net assets in liquidation at February 28, 1995                            $ 1,930,000
                                                                          ===========

See notes to condensed consolidated financial statements.

RSI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS (Unaudited)
(Going Concern Basis)

Three and Six Months ended February 28, 1994


                                                            Three Months  Six Months
                                                               Ended         Ended
                                                            February 28   February 28
                                                               1994           1994
                                                            -------------------------
Net sales                                                     $2,915,000  $ 7,398,000
Cost of goods sold                                             2,299,000    5,818,000
                                                            -------------------------
Gross profit on sales                                            616,000    1,580,000

Selling, general and administrative expenses                   1,291,000    2,552,000
                                                            -------------------------
Operating (loss)                                                (675,000)    (972,000)
Other (expense) income:
  Interest expense                                              (115,000)    (225,000)
  Other revenues and sundry income                                21,000       45,000
                                                            -------------------------
                                                                 (94,000)    (180,000)
                                                            -------------------------
Net (loss)                                                    $ (769,000) $(1,152,000)
                                                            =========================

Net (loss) per share                                          $    (0.10) $     (0.14)
                                                            =========================

Dividends per share                                           $     0.00  $      0.00
                                                            =========================

Weighted average shares outstanding                            7,994,292    7,994,292
                                                            =========================

See notes to condensed consolidated financial statements.

RSI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(Going Concern Basis)

Six Months ended February 28, 1994


OPERATING ACTIVITIES
  From continuing operations                                              $(1,045,000)
  Changes in components of working capital
    affecting continuing operations                                           488,000
                                                                          -----------

  Net cash used in operations                                                (557,000)

INVESTING ACTIVITIES
  Property, plant and equipment
    Purchases                                                                 (42,000)
    Proceeds from disposition                                                   1,000
  Other                                                                         4,000
                                                                          -----------
  Net cash used in investing activities                                       (37,000)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit
    and long-term borrowings                                                1,282,000
  Principal payments on notes payable                                        (851,000)

  Scheduled principal payments on long-term debt and capital
    lease obligation                                                         (245,000)
                                                                          -----------
  Net cash provided by financing activities                                   186,000
                                                                          -----------

  Net decrease in cash and cash equivalents                                  (408,000)

Cash and cash equivalents at beginning of period                              466,000
                                                                          -----------

Cash and cash equivalents at end of period                                $    58,000
                                                                          ===========

See notes to condensed consolidated financial statements.

RSI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

As of August 31, 1994, RSI Holdings, Inc. (the "Company") adopted the liquidation basis of accounting. The Company had experienced significant recurring losses and the Company and its primary supplier of turf care products reached an agreement that after October 31, 1994, the Company would no longer be authorized to sell its products. Because substantially all of the Company's assets were related to the turf care business and the Company would no longer be authorized to sell the products of its major supplier, it was concluded by the Board of Directors of the Company that the Company should cease its existing business operations and sell its existing business operations as of August 31, 1994. A proposal recommended by the Board of Directors to sell substantially all of the assets of the Company (other than cash or cash equivalents) was approved by the shareholders at a meeting held on January 17, 1995.

As a result of the decision to sell the operating assets of the Company, the Company changed its basis of accounting for its financial statements at August 31, 1994 from the going concern basis of accounting to the liquidation basis of accounting in accordance with generally accepted accounting principles. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon management estimates as of February 28, 1995. In addition, as described in Note C, significant uncertainties exist with respect to the outcome of litigation in which the Company is a defendant. No provision has been made as of February 28, 1995 for any liability that may result upon ultimate resolution of these litigation matters.

The accompanying unaudited condensed consolidated financial statements at February 28, 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information under the liquidation basis of accounting and with the instructions to Form 10 - QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation on the liquidation basis have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10 - K for the year ended August 31, 1994.

At February 28, 1995 inventories consist primarily of boat trailers for resale and were valued at their estimated realizable value.


NOTE B - NOTES PAYABLE AND CREDIT ARRANGEMENTS

During November 1994, the Company executed an unsecured working capital line of credit with a bank in the amount of $500,000 that expired March 31, 1995. During March 1995 the Company and the bank extended the expiration date of this facility through December 31, 1995. Amounts outstanding under the line of credit bear interest at the bank's prime rate. This bank facility was not used during the six months ended February 28, 1995. This line of credit replaced the working capital line of credit that was established during December 1993 and may only be used to meet the Company's short-term obligations during its liquidation process. This working capital line of credit does not contain any financial covenants. The line of credit is guaranteed by Mr. Buck Mickel, Chairman of the Board of Directors, Chief Executive Officer and a shareholder.

RSI HOLDINGS, INC.
NOTES TO CONDENSED TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


NOTE C - CONTINGENCIES

         TRIPLE A LITIGATION


         In 1987, Triple A Machine Shop, Inc. ("Triple A") purchased property at 2801 Giant Road in Richmond, California from Wiegmann & Rose. As part of this transaction, Wiegmann & Rose agreed to prepare a proposed plan of abatement for environmental contamination at the property, submit it to the Regional Water Quality Control Board, and, upon approval, implement the abatement plan. Wiegmann & Rose did not cause any of the pollution found at the site. Soon afterwards, consultants for Wiegmann & Rose prepared a proposed plan of abatement and submitted it to the Regional Board. However, the California Department of Health Services asserted jurisdiction over the matter, demanded that Wiegmann & Rose investigate the possibility of buried drums at the property, and initiated a planning process that produced a Remedial Investigation and Feasibility Study, Remedial Action Plan, and Community Relations Plan. Buried drums, which contained various substances including solvents and other volatile organic compounds ("VOCs") were found and removed in 1988. Planning and remediation continued for solvents that had leaked from the drums and for heavy metals that had also been disposed of at the property.

         In 1988, Wiegmann & Rose filed suit against NL Industries, Inc. ("NL") and Esselte Pendaflex Corporation ("Esselte"), and alleged that these two defendants were responsible for the contamination on the property. NL and Esselte filed third-party complaints against Triple A. This litigation was resolved December 31, 1991 through the entry of a consent decree (the "1991 Decree") that required NL to abate the contamination at Site R on the property diligently and to the satisfaction of the regulatory agencies. In effect, NL took over Wiegmann & Rose's obligations under the contract with Triple A with respect to Site R.

         During July of 1993, Triple A sued Wiegmann & Rose and RSI Corporation, the former parent corporation of the Company which is now Delta Woodside Industries, Inc., alleging that Wiegmann & Rose breached the sales contract, breached the covenant of good faith and fair dealing implied in the contract, and maintained a continuing nuisance on the property as a result of a failure to abate the contamination within a reasonable time. The Company has indemnified Delta Woodside Industries, Inc. against certain liabilities and expenses, including those in connection with the lawsuit by Triple A. This indemnification was made in connection with the distribution of the Company's Common Stock to the shareholders of RSI Corporation in November 1989.

         Wiegmann & Rose did not cause any of the contamination on the site.
In addition, the Company had diligently proceeded to abate the contamination through the date of the 1991 Decree and the terms of the 1991 Decree required NL, not the Company, to abate the contamination on Site R diligently and to the satisfaction of regulatory agencies. Based upon these facts, management believes that the allegations of Triple A are without merit, and is contesting the case vigorously.

         The action, which was filed in the Contra Costa County, California Superior Court on July 19, 1993, was removed to the federal district court for the Northern District of California on August 25, 1993, and Wiegmann & Rose answered the complaint. The court granted Wiegmann & Rose's motion to reopen the previous litigation, which was made with the intention of obtaining from the court a

RSI HOLDINGS, INC.
NOTES TO CONDENSED TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

determination that NL has complied with the consent decree (and therefore that Wiegmann & Rose has complied with its obligations to Triple A under the contract), or, failing that, that NL has failed to comply with the consent decree (and therefore is responsible for any damages for events following the entry of the consent decree).

         In April 1994, the court granted Wiegmann & Rose's motion for partial summary judgment, which effectively relieved Wiegmann & Rose from liability for events occurring before the entry of the 1991 Decree with respect to Site R. Wiegmann & Rose had argued, and the court apparently agreed, that in the 1991 Decree Triple A had released Wiegmann & Rose "for any and all liability for costs paid and services performed . . . through the date of this Decree that are related to remediation of hazardous substances at Site R or to this action". For events occurring after the date of its entry, the 1991 Decree provides that NL is principally responsible for the remediation of the portion of the property known as Site R, although Wiegmann & Rose retains liability in the event that NL does not perform. The 1991 Decree did not address the liability of any party with respect to portions of the property outside Site R.

         Although counsel for Triple A had earlier expressed a willingness to dismiss this matter, settlement discussions with Triple A as to this matter were interrupted by the discovery of a new area of contamination, as discussed below, and a reliable evaluation of the ultimate outcome cannot be made at this time. Triple A's complaint seeks special damages in excess of $2,700,000, general damages according to proof, and punitive damages of $1,000,000.

         Since the 1991 Decree, NL has been working towards completion of the remediation of Site R, and during 1994 requested that the California Environmental Protection Agency, Department of Toxic Substances Control ("California DTSC") declare that the remediation of Site R is complete. The California DTSC has requested additional commitments from NL and Triple A on future operation, maintenance, and sampling of Site R. The Company believes that NL has the financial ability to remediate Site R. This belief is based upon the Company's knowledge of the remediation of Site R that NL has performed to date and upon the Company's review of the quarterly report of NL on Form 10-Q for the fiscal quarter ended September 30, 1994 (the "September 10-Q"). The September 10-Q indicated that, at September 30, 1994, the working capital of NL was $305,000,000 and NL's working capital ratio was 2.2 to 1.0.

         During 1994 NL reported to the California DTSC that it has discovered additional contamination in the form of elevated levels of petroleum hydrocarbons or volatile organic compounds on the property at issue but adjacent to Site R. ("Site R" is the phrase used to describe the portion of the property formerly owned by Wiegmann & Rose that by 1987 had been targeted by the regulatory agencies for investigation and remediation.) The property is now owned by Triple A. Because the contamination is not within the boundaries of Site R, NL has taken the position to the California DTSC that it is not responsible for the remediation of this contamination. The extent of the contamination, the estimated cost of its remediation, and Wiegmann & Rose's responsibility for it have not yet been determined but the cleanup costs and legal expenses related to this additional contamination could be significant and could materially and adversely affect the Company's consummation of its plan of liquidation and its financial position. The California DTSC has not yet requested remediation of this area of additional contamination. In the event that a claim is asserted against Wiegmann & Rose in connection with this additional contamination, Wiegmann & Rose expects to take the position that NL is primarily responsible for the additional contamination. No assurance can be given that Wiegmann & Rose will be successful in

RSI HOLDINGS, INC.
NOTES TO CONDENSED TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

this matter and, if the matter were litigated, the litigation could take years. During fiscal 1994, the Company paid approximately $72,000 in legal expenses related to the Triple A lawsuit arising from the California property including Site R. During the six months ended February 28, 1995, the Company incurred approximately $20,000 in legal and other expenses related to the Triple A lawsuit arising from the contamination found on the California property including Site R. The Company has been in contact with its two primary insurers. One of these insurers has denied coverage and the other has undertaken, subject to reservation of rights, to reimburse Wiegmann & Rose for its defense costs in relation to this claim.

         HOLIDAY INNS, INC. LITIGATION

         In addition, RSI Corporation (now Delta Woodside Industries, Inc.), the former parent corporation of the Company, is one of several defendants (including Sparjax Corporation, RSI Corporation's now dissolved subsidiary) in a lawsuit filed on July 29, 1993 by Holiday Inns, Inc. in the Circuit Court of the Fourth Judicial Circuit for Duval County, Florida. This suit seeks indemnification for payments made or to be made by Holiday Inns, Inc., as the guarantor, to the lessor for obligations under a ninety-nine year land lease agreement allegedly in default. The lease agreement was commenced in 1967 and has a term of ninety-nine years. The lessor under the lease agreement was originally Fernandina Contractors, Inc. and by assignment is currently Sam Spevak. Holiday Inns, Inc. was the original lessee under the lease agreement. Payments under the lease agreement are the greater of $24,000 annually or the highest average annual payments during any five-year period during the first twenty (20) years of the lease, using a percentage of income formula.

         The lessee's interest in the lease agreement has been assigned to a series of parties including RSI Corporation and Sparjax Corporation. RSI Corporation was the lessee under the lease agreement from June, 1979 to August, 1979, and Sparjax Corporation was the lessee thereunder from August, 1979 to January, 1981. The current lessee is American Hotel Investors, Inc. ("AHI"). AHI allegedly has failed to make lease payments due under the lease agreement and to otherwise comply with its obligation under the lease agreement.

         Holiday Inns, Inc. has alleged that Sparjax Corporation, which is the assignee of the lease agreement from RSI Corporation, is in breach of a written Indemnification Agreement executed by Sparjax Corporation in favor of Holiday Inns, Inc. upon its assumption of the lease agreement. All of the outstanding common stock of Sparjax Corporation was acquired by RSI Corporation during fiscal 1983 and this corporation was dissolved by forfeiture in fiscal 1990.
In connection with such dissolution, no material assets were distributed to Sparjax Corporation's parent. Other than as described herein, there is no contractual relationship whatsoever between RSI Corporation and Holiday Inns, Inc.

         On or about September 23, 1992, Sam Spevak filed a lawsuit against Holiday Inns, Inc. for allegedly failing to pay monthly rent under the lease agreement. This lawsuit is pending in the Circuit Court of the Fourth Judicial Circuit, in and for Duval County, Florida. On May 4, 1993, Sam Spevak filed a Second Amended Complaint seeking from Holiday Inns, Inc. unpaid rent, unpaid taxes, interest, attorney fees and costs. On November 19, 1993, Sam Spevak filed a Third Amended Complaint in the Court seeking from Holiday Inns, Inc. unpaid rent, unpaid taxes, attorneys fees and costs and seeking a declaratory judgment against Holiday Inns, Inc. to establish whether or not Holiday Inns, Inc. is liable for costs of repair and maintenance to the leased premises. Holiday Inns, Inc. amended its complaint to assert similar claims against all subsequent lessees (including RSI Corporation and Sparjax Corporation)

RSI HOLDINGS, INC.
NOTES TO CONDENSED TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

under the lease agreement, seeking indemnification against sums paid or to be paid to Sam Spevak pursuant to his lawsuit. (Currently Holiday Inns, Inc. claims to have paid the lessor in excess of $260,000 to date as a result of the alleged lawsuit. RSI Corporation and Sparjax Corporation have no independent information with respect to the particulars of the payment of this sum.) Upon a motion of counsel for RSI Corporation, Holiday Inns, Inc.'s claims against RSI Corporation have been dismissed without prejudice, but the Court's order of dismissal granted Holiday Inns, Inc. leave to file an amended complaint.

         RSI Corporation denies its alleged liability to Holiday Inns, Inc. and intends to defend this matter vigorously.

         The potential maximum amount of Holiday Inns, Inc.'s exposure for rent under the lease, reduced to present value, has been preliminarily estimated by counsel to be approximately $3,500,000. Although Holiday Inns, Inc. has advanced a claim for indemnification with respect to repairs and maintenance costs, in the event the court determines the lessees have an obligation to make such payments throughout the balance of the lease term, these amounts cannot be quantified with any reasonable degree of accuracy. Nonetheless, RSI Corporation denies its alleged liability to Holiday Inns, Inc. and, further, if found liable for any sum as a result of Holiday Inns, Inc.'s claims, RSI Corporation and Sparjax Corporation would have a claim in equity against AHI, the current and allegedly defaulting lessee under the lease agreement and its principal shareholders, who guaranteed AHI's obligations under the lease. AHI is a private corporation and the Company has no information regarding the financial ability of AHI or its principal shareholders to perform AHI's obligations under the lease or to reimburse any third party for any payments made under the lease as a result of the lawsuit described above. We have previously reported that the motel property appeared to be in disrepair and that the motel property did not appear to be operated as an ongoing business. Now it appears that the motel property is being demolished.

         In connection with the distribution of the Common Stock to the shareholders of RSI Corporation, the Company indemnified RSI Corporation against certain liabilities and expenses including those in connection with the lawsuit by Holiday Inns, Inc. The ultimate outcome of this matter is not known. No provision has been made in the accompanying financial statements for any liability which may result from this matter.

         OTHER LITIGATION

         On January 12, 1995, a Mr. Cesar A. Cuenca served a complaint against the Company in the 11th Judicial Circuit Court, Dade County, Florida seeking damages in excess of the minimal jurisdictional amount of the Court, exclusive of costs and interest and demands costs of this action together with such further relief as the Court shall deem fit. The Plaintive alleges that he was injured while operating a vehicle that was sold by the Company. The Complaint also named the manufacturer of the vehicle. The manufacturer has accepted defense of the Company regarding this matter under reservation of rights. This matter is in the early stages. The Company believes, however, based on the arrangements with the manufacturer and the Company's own insurance, that this action should not have a material adverse effect on the Company's consummation of its plan of liquidation and its financial position.

         On February 4, 1994, a Mr. Everette Moncur and Edwina Moncur, his wife, served a complaint against the Company in the 17th Judicial Circuit Court, Broward County, Florida seeking damages in

RSI HOLDINGS, INC.
NOTES TO CONDENSED TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

excess of $15,000 for injuries sustained while operating a turf care product sold by the Company. The complaint also named the manufacturer of the product. The manufacturer and its insurance carrier have accepted defense of the Company regarding this matter. This matter is in the early stages. The Company believes, however, based on the arrangements with the manufacturer, the manufacturer's insurance company, and the Company's own insurance, that this action should not have a material adverse effect on the Company's consummation of its plan of liquidation and its financial position.

         The Company and its subsidiaries are also defendants in other legal actions, including several claims for exposure to asbestos, involving claims arising in the normal course of business. The claims for exposure to asbestos consist of the following seven lawsuits against Wiegmann & Rose, in each case seeking unspecified damages for injury allegedly due to asbestos exposure: (i) Brophy v. Abex et al. (filed April 9, 1992), pending in the San Francisco, California Superior Court, seeks damages for wrongful death allegedly due to asbestos exposure. Wiegmann & Rose has been dismissed without prejudice in this action and the applicable statute of limitations has now passed, barring any subsequent action by the plaintiff against Wiegmann & Rose. (ii) Canga v. Abex et al. (filed March 18, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. Wiegmann & Rose has been dismissed without prejudice in this action. (iii) Jordison v. Abex et al. (filed January 21, 1994), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice. (iv) Hall v. Abex et al. (filed February 25, 1994), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The plaintiffs, husband and wife, allege that the husband was exposed to asbestos in Wiegmann & Rose's products and/or that he was exposed to asbestos on Wiegmann & Rose's premises. Demand has been made upon the plaintiffs to dismiss Wiegmann & Rose from the action. Discovery is incomplete, and the plaintiff husband was deposed in January 1995. Plaintiff husband testified that he was present on Wiegmann & Rose premises on several occasions, to oversee repairs/manufacturing being conducted by Wiegmann & Rose for his employer, Standard Oil, and to conduct certain tests on the machines/equipment being repaired by Wiegmann & Rose. Plaintiff husband, however, provided no testimony establishing a nexus between Wiegmann & Rose and any alleged asbestos exposure, other than his unsubstantiated belief.
Discovery is incomplete, and the Company intends to defend this case vigorously. Plaintiffs in this action have made a settlement offer for a total of $2,998 to settle their claims but Wiegmann & Rose has not yet responded to this offer. (v) Barnes v. Abex et al. (filed December 3, 1993), pending in the San Francisco Superior Court, seeks damages for wrongful death allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice, and the applicable statute of limitation has passed, barring any subsequent action by plaintiff against Wiegmann & Rose. (vi) Richardson v. Abex et al. (filed August 5, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice. (vii) Sorensen v. Abex et al. (filed July 20, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice.

         In the remaining case (Hall), Wiegmann & Rose is one of approximately one hundred defendants. Based upon financial information known to the Company, the Company believes that, in each of the above cases, several of the other defendants have greater financial resources than the Company.

         The Company believes that, as a result of its legal defenses and insurance arrangements, none of

RSI HOLDINGS, INC.
NOTES TO CONDENSED TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

these other actions, if decided adversely, should have a material adverse effect on its consolidated financial position, or consummation of the plan of liquidation. As to the asbestos claims, the Company's belief as to the availability of legal defenses is based upon the advice of the Company's counsel as to the existence of defenses stemming from the failure of the plaintiffs to establish asbestos exposure related to Wiegmann & Rose. The Company has contacted its two primary insurance companies relating to these asbestos claims. These companies have undertaken, under reservation of rights, to reimburse Wiegmann & Rose for defense costs related to these claims. The Company believes that the likelihood of any applicable insurance recoveries relating to these other actions is probable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION

DECISION TO DISCONTINUE EXISTING OPERATIONS

         The Company and the Jacobsen Division of Textron, Inc. ("Jacobsen"), its principal supplier of turf care products, reached an agreement on July 28, 1994 that the Company would no longer be authorized to sell Jacobsen products after October 31, 1994. The Company decided to cease its existing business operations and commenced winding up its turf care operations following this agreement. Because the Company decided that it should cease its existing business operations and sell substantially all of its operating assets, the Company has reported its financial position on the liquidation basis of accounting as of February 28, 1995. During fiscal 1994 the Company recorded a reduction in net assets of $1,408,000 to reflect the change to the liquidation
basis of accounting from the going concern basis of accounting.   In the
liquidation basis of accounting, assets are valued at their net realizable value (rather than at their net historical cost), and liabilities include estimated costs associated with carrying out the sale of substantially all of the assets of the Company.

         For several years, the Company has experienced significant recurring operating losses and after October 31, 1994, the Company was no longer authorized to sell Jacobsen products. Because substantially all of the Company's assets were related to the turf care business and the Company is no longer authorized to sell the products of its primary supplier, the Board of Directors of the Company determined in July of 1994 that the Company should cease its existing business operations and sell the operating assets of the Company. Accordingly, the Company ceased substantially all of its existing business operations by August 31, 1994. The Company received shareholder approval for the sale of substantially all of the Company's assets (the "Sale of Assets Plan") at its annual meeting of shareholders held on January 17, 1995.

         LIQUIDITY AND CAPITAL RESOURCES

         During September of 1994, the Company negotiated with Jacobsen to repurchase the Company's inventory manufactured by Jacobsen, and to purchase certain non-Jacobsen inventory at the Company's Carolinas locations. The Company also negotiated with certain successor dealers of Jacobsen products to purchase a substantial portion of the Company's non-Jacobsen inventory at the Florida locations. The manufacturer of a significant portion of the Company's non-Jacobsen inventory had refused to repurchase from the Company its unsold inventory manufactured by it. The Company believes that it was able to reduce its continuing losses and to receive more favorable prices by selling both the Jacobsen and a large portion of the non-Jacobsen inventory to Jacobsen and the successor dealers prior to the expiration of the Company's status as a Jacobsen dealer. Jacobsen was willing to expedite the purchase of the Jacobsen inventory and to purchase certain non-Jacobsen inventory because expediting the transfer allowed Jacobsen and its successor dealers to minimize the interruption of service to the Company's customers. The Company believes that the prices received under these arrangements with Jacobsen and its successor dealers exceed the amounts that it would have received if it had attempted to sell the inventory to inventory liquidators in the open market.

         The Company also negotiated during September, 1994 to sell substantially all its furniture and fixtures, machinery and equipment and certain delivery equipment to Jacobsen and its successor dealers. The Company also negotiated short-term leases with Jacobsen and its successor dealers to lease the Company's facilities in Fort Lauderdale, Florida; Tampa, Florida; and Little River, South Carolina. The

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION (CONTINUED)

Company believes that it was able to sell this property and lease these facilities to Jacobsen and its successor dealers because these arrangements allowed the new dealers to continue the turf care business as a continuing business and it also allowed the new dealers to employ a substantial number of the operating personnel of the Company.

         The holders of an aggregate of 167,521 shares of Common Stock dissented from the Sale of Assets Plan. These holders are entitled under North Carolina law to receive the "fair value" of their shares of Common Stock as determined in accordance with North Carolina law. The Company has not yet determined the "fair value" of these shares. It intends to make this determination promptly following the sale of the two substantial remaining real estate holdings of the Company as part of the consummation of the Sale of Assets Plan.

         The Company currently intends to use the assets, if any, remaining after the consummation of the Sale of Assets Plan and the payment or provision for payment of liabilities and contingencies and payment to shareholders dissenting from the Sale of Assets Plan to acquire, invest in, or commence another business enterprise.

         The Company's financial statements for the second quarter of fiscal 1994 are stated on the going concern basis of accounting. The Company had discontinued it business operations in the second quarter of fiscal 1995 and the financial statements for this period are stated on the liquidation basis of accounting. For these reasons, no comparison is made in this discussion to the Company's financial statements for the first quarter of fiscal 1994 because such a comparison would not be meaningful.

                 DEBT ARRANGEMENTS

         During November 1994, the Company executed an unsecured working capital line of credit with a bank in the amount of $500,000 that expired March 31, 1995. During March 1995 the Company and the bank extended the expiration date of this facility through December 31, 1995. Amounts outstanding under the line of credit bear interest at the bank's prime rate. This bank facility was not used during the six months ended February 28, 1995. This line of credit replaced the $500,000 working capital line of credit that was executed during December 1993, but can only be used to meet the Company's short-term obligations during the period of consummation of its Sale of Assets Plan. This working capital line of credit does not contain the financial covenants relating to tangible net worth, minimum working capital levels, and minimum ratios for working capital and total liabilities to tangible net worth contained in the December 1993 facility. The line of credit is guaranteed by Mr. Buck Mickel, Chairman of the Board, Chief Executive Officer of the Company and a shareholder.

                 LITIGATION MATTERS

         Reference is hereby made to the material under the heading "Item I. Legal Proceedings" in Part II, Other Information, which is incorporated herein by reference.

                 TRANSITION ACTIVITIES

         During September and October, 1994 the Company collected a substantial portion of its trade

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION (CONTINUED)

accounts receivable and paid substantially all its outstanding accounts payable. The Company's floor plan debt was paid with proceeds from the sale of inventory to Jacobsen. During October 1994 the Company received approximately $814,000 from Jacobsen which represented a substantial portion of the net proceeds from the sale of Jacobsen inventory due to the Company after Jacobsen paid the associated floor plan debt. The remaining amount owed by Jacobsen was received by the Company during January 1995. The Company paid off its $656,000 Fort Lauderdale, Florida mortgage note and the then outstanding balance of $100,000 on the bank line of credit during October 1994 with the $814,000 proceeds from the sale of Jacobsen inventory. During December 1994 the Company settled its capital lease obligation for $83,000. During January 1995 the Company paid the outstanding principal deferred compensation of $53,000.

         As of February 28, 1995, the net realizable value of total accounts receivable was $327,000 as compared to $1,732,000 at August 31, 1994. Of this $327,000 amount, accounts receivable with a face value of $195,000 (approximately $164,000 at April 3, 1995) were due from customers, and accounts receivable with a face value of $195,000 were due from Kilpatrick for sales of inventory to it. The remaining $78,000 in face value of accounts receivable consists of miscellaneous receivables arising in the ordinary course of business. The $468,000 face amount of the Company's total accounts receivable was reduced by an aggregate of $141,000 to reflect the Company's estimate of the net realizable value of the accounts receivable. The Company is making its best efforts to collect all those amounts owed to it. There is no assurance, however, that the Company will be successful in its collection efforts.

         The $195,000 due from Kilpatrick, a Jacobsen dealer, arises from the sale by the Company of certain inventory to it. The Company received payment of $194,000 of this amount during March 1995.

         Accounts receivable due from customers arose from sales prior to September 1994 of turf care products to golf courses and other institutional customers. The Company has had increased difficulty collecting these accounts receivable because it can no longer provide repair and other service to such customers. The Company has engaged an attorney to collect approximately $78,000 in face value of customers accounts receivable that it has been unable to collect. The attorney's fees for collection are up to approximately 40% of the amount recovered. The Company will attempt to recover its collection costs from the customers but there is no assurance that it will be successful in these efforts. The Company expects to engage a third party collector to assist with the collection of those other customer accounts receivable as it determines that it will be unable to collect such amounts on its own.

         The estimated net realizable value of inventory at February 28, 1995 was $37,000. This inventory consisted primarily of boat trailers held for resale. The decrease in inventory from $5,882,000 at August 31, 1994 resulted primarily from the sale of inventory to Jacobsen and two of its dealers. The Company has used its best efforts to sell the remaining inventory of boat trailers. In order to reduce its inventory of boat trailers, it offered in January, 1995 to its dealers to sell its remaining inventory of boat trailers at prices that would cover the Company's cost of inventory and delivery costs. After the dealers purchased all that they wished at these reduced prices (approximately $62,000), the Company then negotiated to return to its supplier substantially all the remaining inventory at current cost prices for current inventory and reduced prices for non-current inventory. The Company has not yet received the final values that it will receive for these remaining boat trailers. Net sales of boat trailers during the six months ended February 28, 1995 were approximately $179,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION (CONTINUED)

         At February 28, 1995, the Company had accrued $386,000 to record all known expenses incurred through February 28, 1995, but not yet paid. As of February 28, 1995 the Company's estimated costs to be incurred during the remaining period of liquidation through December 31, 1995 were $830,000 as compared to $1,557,000 at August 31, 1994. This reduction of $727,000 resulted primarily from payments made by the Company and adjustment to expense categories based on costs incurred to date during the six months ended February 28, 1995. These costs include costs expected to be incurred in connection with the consummation of the sale by the Company of substantially all of its remaining assets during the liquidation period through December 31, 1995.
These costs include anticipated legal fees ($158,000), accounting and auditing fees ($27,000), salaries and severance pay ($210,000), lease commitments ($105,000), property taxes ($53,000), insurance and other overhead items ($71,000), shareholder relation expenses ($34,000), administrative office expenses ($60,000), and the Company's estimate of unforeseen costs ($112,000) that the Company expects to incur during the remaining liquidation period through December 31, 1995.

         The Company listed its property in Fort Myers, Florida for sale during May, 1994 and sold the property during October, 1994 for the aggregate sum (before selling expenses) of $800,000. The Company applied the proceeds of the sale of the property to pay the associated bank mortgage having a balance as of August 31, 1994 of $372,000 and to pay $315,000 against the term debt having a balance as of August 31, 1994 of $425,000 with the bank. The Company incurred selling expenses of approximately $66,000 in connection with such sale.

         The Company executed a contract to sell its property at Hilton Head, South Carolina for the aggregate sum (before selling expenses) of $630,000. The sale closed during January 1995. The Company applied the proceeds of the sale of the property to pay the associated bank mortgage having a principal balance $191,000. The Company incurred selling expenses of approximately $58,000 in connection with such sale.

         The Company's subordinated and unsubordinated debt which aggregated $314,000 were released from the subordination agreement during October 1994 when the bank debt to which it was subordinated was paid. The $314,000 debt bore interest at 7% and was due during January of 1996. The Company paid these notes during January 1995 so as to reduce the interest expense that it would incur during 1995. Principal payments were as follows: Central Wesleyan College, $10,000; Furman University, $20,000; Clemson University, $10,000; William R. Kimball, a former director of the Company, $100,000; and the following adult children of the Chairman of the Board of Directors and Chief
Executive Officer:   Buck A. Mickel, a former vice-president, $54,000;  Charles
C.  Mickel, $60,000; and  Minor M. Shaw, $60,000.

         Mr. C. C. Guy, President of the Company and Mr. Charles M. Bolt, President of Distribution of the Company retired from their positions as officers of the Company effective January 17, 1995, and Mr. Buck A. Mickel, resigned as vice president of the Company effective January 17, 1995. The Company has agreed to continue to pay Mr. Bolt at the annual rate of $100,000 for one year after his retirement. The Company has agreed to continue to pay Mr. Guy his salary for six months after his retirement (a total of $24,000 over six months). The Company has agreed to continue to pay Mr. Buck A. Mickel his salary for six months after his leaving the Company (a total of approximately $15,000 over six months). During the period through February 28, 1995, Mr. Guy has been available for consultation, Mr. Bolt has assisted

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION (CONTINUED)

in liquidating the assets of the Company and Mr. Buck A. Mickel has assisted in efforts to resolve the legal contingencies of Wiegmann & Rose. The Company determined that the salary continuation arrangements were appropriate notwithstanding the Company's financial condition because of each officer's long years of service to the Company and anticipated value as a consultant to the Company.

         The primary emphasis of the Company's efforts during the remainder of 1995 will be directed toward determining the Company's contingent liabilities and resolving potential claims against the Company. See "Litigation Matters". The Company currently anticipates that it will be able to meet its known obligations with its existing cash balances, collections of its customer accounts receivable, and proceeds from the sales of its remaining assets. The Company has satisfied its obligations on its floor plan liabilities and certain other accounts payable through the sale of inventory to Jacobsen and Jacobsen dealers and through collections of its customer accounts receivable.

         The Company's remaining unsold real properties primarily consists of properties located at Tampa and Fort Lauderdale, Florida. These properties have an estimated liquidation value of $1,559,000 (net of estimated selling expenses) and are not subject to any material debt. The estimated liquidation values are based in part upon appraisals which have not been independently verified by the Company (collectively, the "Appraisals"). The Appraisals each assume a "reasonable" marketing time for each property (assumed to be six months to one year by the Fort Lauderdale appraisal and not specified with respect to the Tampa property) as well as various other material assumptions set forth in the Appraisals, as bases for the estimated value of each property. The Company has received no reasonable offers for the sale of these properties and there is no assurance that the Company will realize sales prices for the properties comparable to the values estimated for each property by the Appraisals, or that the Company will find it advisable or feasible to market any of the properties for a period of time as long as the "reasonable" marketing time assumed by the Appraisals or that the other assumptions set forth in the Appraisals will prove to be accurate to any extent. The Company's remaining unsold equipment has an estimated liquidation value of approximately $17,000.

         Proceeds of the consummation of the Sale of Assets Plan have been or will be applied first to satisfy debt associated with the particular assets sold, next to the general debts of the Company, next to pay for or make provisions for the payment of contingent liabilities of the Company and next to pay "fair value" to the holders of the 167,591 shares of Common Stock dissenting from the Sale of Assets Plan. There is no assurance that the Company's proceeds from the sale of its remaining assets will be sufficient to cover these debts and expenses.

         As discussed above, the Company currently anticipates that it will be able to sell substantially all of its assets (other than cash and cash equivalents) by December 31, 1995. During this same period, the Company intends to search for other business opportunities in which to invest or engage. There can be no assurance, however, that the Company will be able to sell substantially all of its assets or to find favorable business opportunities during this period. If this transition period is extended, the Company may not have sufficient proceeds to cover its anticipated expenses and may have problems under the Investment Company Act of 1940, as amended. The Company is unable to predict with certainty when the Fort Lauderdale property and Tampa property will be sold but currently expects that such sales will occur by December 31, 1995. Although no assurance can be given, the Company currently believes that the expenses expected to be incurred by the Company during this period of asset sales will be spread over

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION (CONTINUED)

the period in a manner that will allow the Company to meet its obligations as they become due. In addition, the Company will continue to incur legal expense relating to its contingent liabilities. The Company plans to continue to attempt to settle its contingent liabilities during 1995, but it cannot estimate when these will be settled or the ultimate outcome of the lawsuits or environmental matters described above under Item I of Part II, "Legal Proceedings" or of any unknown contingencies. At March 31, 1995, the Company has realized a substantial portion of the net realizable value of outstanding accounts receivable and substantially all of the net proceeds from asset sales. There can be no assurance that the Company's cash balances will be sufficient to allow it to meet its recorded liabilities and any known or unknown contingent liabilities. The ultimate outcome of these contingencies is not known. No provision has been made in the accompanying financial statements for any liability which may result from these matters, except for an estimate of the legal costs that the Company expects to incur in the defense of these matters.

RSI HOLDINGS, INC.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         TRIPLE A LITIGATION

         In 1987, Triple A Machine Shop, Inc. ("Triple A") purchased property at 2801 Giant Road in Richmond, California from Wiegmann & Rose. As part of this transaction, Wiegmann & Rose agreed to prepare a proposed plan of abatement for environmental contamination at the property, submit it to the Regional Water Quality Control Board, and, upon approval, implement the abatement plan. Wiegmann & Rose did not cause any of the pollution found at the site. Soon afterwards, consultants for Wiegmann & Rose prepared a proposed plan of abatement and submitted it to the Regional Board. However, the California Department of Health Services asserted jurisdiction over the matter, demanded that Wiegmann & Rose investigate the possibility of buried drums at the property, and initiated a planning process that produced a Remedial Investigation and Feasibility Study, Remedial Action Plan, and Community Relations Plan. Buried drums, which contained various substances including solvents and other volatile organic compounds ("VOCs") were found and removed in 1988. Planning and remediation continued for solvents that had leaked from the drums and for heavy metals that had also been disposed of at the property.

         In 1988, Wiegmann & Rose filed suit against NL Industries, Inc. ("NL") and Esselte Pendaflex Corporation ("Esselte"), and alleged that these two defendants were responsible for the contamination on the property. NL and Esselte filed third-party complaints against Triple A. This litigation was resolved December 31, 1991 through the entry of a consent decree (the "1991 Decree") that required NL to abate the contamination at Site R on the property diligently and to the satisfaction of the regulatory agencies. In effect, NL took over Wiegmann & Rose's obligations under the contract with Triple A with respect to Site R.

         During July of 1993, Triple A sued Wiegmann & Rose and RSI Corporation, the former parent corporation of the Company which is now Delta Woodside Industries, Inc., alleging that Wiegmann & Rose breached the sales contract, breached the covenant of good faith and fair dealing implied in the contract, and maintained a continuing nuisance on the property as a result of a failure to abate the contamination within a reasonable time. The Company has indemnified Delta Woodside Industries, Inc. against certain liabilities and expenses, including those in connection with the lawsuit by Triple A. This indemnification was made in connection with the distribution of the Company's Common Stock to the shareholders of RSI Corporation in November 1989.

         Wiegmann & Rose did not cause any of the contamination on the site.
In addition, the Company had diligently proceeded to abate the contamination through the date of the 1991 Decree and the terms of the 1991 Decree required NL, not the Company, to abate the contamination on Site R diligently and to the satisfaction of regulatory agencies. Based upon these facts, management believes that the allegations of Triple A are without merit, and is contesting the case vigorously.

         The action, which was filed in the Contra Costa County, California Superior Court on July 19, 1993, was removed to the federal district court for the Northern District of California on August 25, 1993, and Wiegmann & Rose answered the complaint. The court granted Wiegmann & Rose's motion to reopen the previous litigation, which was made with the intention of obtaining from the court a determination that NL has complied with the consent decree (and therefore that Wiegmann & Rose has complied with its obligations to Triple A under the contract), or, failing that, that NL has failed to comply with the consent decree (and therefore is responsible for any damages for events following the entry of the consent decree).

         In April 1994, the court granted Wiegmann & Rose's motion for partial summary judgment, which effectively relieved Wiegmann & Rose from liability for events occurring before the entry of the 1991 Decree with respect to Site R. Wiegmann & Rose had argued, and the court apparently agreed, that in the 1991 Decree Triple A had released Wiegmann & Rose "for any and all liability for costs paid and services performed . . . through the date of this Decree that are related to remediation of hazardous substances at Site R or to this action". For events occurring after the date of its entry, the 1991 Decree provides that NL is principally responsible for the remediation of the portion of the property known as Site R, although Wiegmann & Rose retains liability in the event that NL does not perform. The 1991 Decree did not address the liability of any party with respect to portions of the property outside Site R.

         Although counsel for Triple A had earlier expressed a willingness to dismiss this matter, settlement discussions with Triple A as to this matter were interrupted by the discovery of a new area of contamination, as discussed below, and a reliable evaluation of the ultimate outcome cannot be made at this time. Triple A's complaint seeks special damages in excess of $2,700,000, general damages according to proof, and punitive damages of $1,000,000.

         Since the 1991 Decree, NL has been working towards completion of the remediation of Site R, and during 1994 requested that the California Environmental Protection Agency, Department of Toxic Substances Control ("California DTSC") declare that the remediation of Site R is complete. The California DTSC has requested additional commitments from NL and Triple A on future operation, maintenance, and sampling of Site R. The Company believes that NL has the financial ability to remediate Site R. This belief is based upon the Company's knowledge of the remediation of Site R that NL has performed to date and upon the Company's review of the quarterly report of NL on Form 10-Q for the fiscal quarter ended September 30, 1994 (the "September 10-Q"). The September 10-Q indicated that, at September 30, 1994, the working capital of NL was $305,000,000 and NL's working capital ratio was 2.2 to 1.0.

         During 1994 NL reported to the California DTSC that it has discovered additional contamination in the form of elevated levels of petroleum hydrocarbons or volatile organic compounds on the property at issue but adjacent to Site R. ("Site R" is the phrase used to describe the portion of the property formerly owned by Wiegmann & Rose that by 1987 had been targeted by the regulatory agencies for investigation and remediation.) The property is now owned by Triple A. Because the contamination is not within the boundaries of Site R, NL has taken the position to the California DTSC that it is not responsible for the remediation of this contamination. The extent of the contamination, the estimated cost of its remediation, and Wiegmann & Rose's responsibility for it have not yet been determined but the cleanup costs and legal expenses related to this additional contamination could be significant and could materially and adversely affect the Company's consummation of its plan of liquidation and its financial position. The California DTSC has not yet requested remediation of this area of additional contamination. In the event that a claim is asserted against Wiegmann & Rose in connection with this additional contamination, Wiegmann & Rose expects to take the position that NL is primarily responsible for the additional contamination. No assurance can be given that Wiegmann & Rose will be successful in this matter and, if the matter were litigated, the litigation could take years. During fiscal 1994, the Company paid approximately $72,000 in legal expenses related to the Triple A lawsuit arising from the California property including Site R. During the six months ended February 28, 1995, the Company incurred approximately $20,000 in legal and other expenses related to the Triple A lawsuit arising from the contamination found on the California property including Site R. The Company has been in contact with its two primary insurers. One of these insurers has denied coverage and the other has undertaken, subject to reservation of rights, to reimburse Wiegmann & Rose for its defense costs in relation to this claim.

         HOLIDAY INNS, INC. LITIGATION

         In addition, RSI Corporation (now Delta Woodside Industries, Inc.), the former parent corporation of the Company, is one of several defendants (including Sparjax Corporation, RSI Corporation's now dissolved subsidiary) in a lawsuit filed on July 29, 1993 by Holiday Inns, Inc. in the Circuit Court of the Fourth Judicial Circuit for Duval County, Florida. This suit seeks indemnification for payments made or to be made by Holiday Inns, Inc., as the guarantor, to the lessor for obligations under a ninety-nine year land lease agreement allegedly in default. The lease agreement was commenced in 1967 and has a term of ninety-nine years. The lessor under the lease agreement was originally Fernandina Contractors, Inc. and by assignment is currently Sam Spevak. Holiday Inns, Inc. was the original lessee under the lease agreement. Payments under the lease agreement are the greater of $24,000 annually or the highest average annual payments during any five-year period during the first twenty (20) years of the lease, using a percentage of income formula.

         The lessee's interest in the lease agreement has been assigned to a series of parties including RSI Corporation and Sparjax Corporation. RSI Corporation was the lessee under the lease agreement from June, 1979 to August, 1979, and Sparjax Corporation was the lessee thereunder from August, 1979 to January, 1981. The current lessee is American Hotel Investors, Inc. ("AHI"). AHI allegedly has failed to make lease payments due under the lease agreement and to otherwise comply with its obligation under the lease agreement.

         Holiday Inns, Inc. has alleged that Sparjax Corporation, which is the assignee of the lease agreement from RSI Corporation, is in breach of a written Indemnification Agreement executed by Sparjax Corporation in favor of Holiday Inns, Inc. upon its assumption of the lease agreement. All of the outstanding common stock of Sparjax Corporation was acquired by RSI Corporation during fiscal 1983 and this corporation was dissolved by forfeiture in fiscal 1990.
In connection with such dissolution, no material assets were distributed to Sparjax Corporation's parent. Other than as described herein, there is no contractual relationship whatsoever between RSI Corporation and Holiday Inns, Inc.

         On or about September 23, 1992, Sam Spevak filed a lawsuit against Holiday Inns, Inc. for allegedly failing to pay monthly rent under the lease agreement. This lawsuit is pending in the Circuit

Court of the Fourth Judicial Circuit, in and for Duval County, Florida. On May 4, 1993, Sam Spevak filed a Second Amended Complaint seeking from Holiday Inns, Inc. unpaid rent, unpaid taxes, interest, attorney fees and costs. On November 19, 1993, Sam Spevak filed a Third Amended Complaint in the Court seeking from Holiday Inns, Inc. unpaid rent, unpaid taxes, attorneys fees and costs and seeking a declaratory judgment against Holiday Inns, Inc. to establish whether or not Holiday Inns, Inc. is liable for costs of repair and maintenance to the leased premises. Holiday Inns, Inc. amended its complaint to assert similar claims against all subsequent lessees (including RSI Corporation and Sparjax Corporation) under the lease agreement, seeking indemnification against sums
paid or to be paid to Sam Spevak pursuant to his lawsuit.   (Currently Holiday
Inns, Inc. claims to have paid the lessor in excess of $260,000 to date as a result of the alleged lawsuit. RSI Corporation and Sparjax Corporation have no independent information with respect to the particulars of the payment of this sum.) Upon a motion of counsel for RSI Corporation, Holiday Inns, Inc.'s claims against RSI Corporation have been dismissed without prejudice, but the Court's order of dismissal granted Holiday Inns, Inc. leave to file an amended complaint.

         RSI Corporation denies its alleged liability to Holiday Inns, Inc. and intends to defend this matter vigorously.

         The potential maximum amount of Holiday Inns, Inc.'s exposure for rent under the lease, reduced to present value, has been preliminarily estimated by counsel to be approximately $3,500,000. Although Holiday Inns, Inc. has advanced a claim for indemnification with respect to repairs and maintenance costs, in the event the court determines the lessees have an obligation to make such payments throughout the balance of the lease term, these amounts cannot be quantified with any reasonable degree of accuracy. Nonetheless, RSI Corporation denies its alleged liability to Holiday Inns, Inc. and, further, if found liable for any sum as a result of Holiday Inns, Inc.'s claims, RSI Corporation and Sparjax Corporation would have a claim in equity against AHI, the current and allegedly defaulting lessee under the lease agreement and its principal shareholders, who guaranteed AHI's obligations under the lease. AHI is a private corporation and the Company has no information regarding the financial ability of AHI or its principal shareholders to perform AHI's obligations under the lease or to reimburse any third party for any payments made under the lease as a result of the lawsuit described above. We have previously reported that the motel property appeared to be in disrepair and that the motel property did not appear to be operated as an ongoing business. Now it appears that the motel property is being demolished.

         In connection with the distribution of the Common Stock to the shareholders of RSI Corporation, the Company indemnified RSI Corporation against certain liabilities and expenses including those in connection with the lawsuit by Holiday Inns, Inc. The ultimate outcome of this matter is not known. No provision has been made in the accompanying financial statements for any liability which may result from this matter.

         OTHER LITIGATION

         On January 12, 1995, a Mr. Cesar A. Cuenca served a complaint against the Company in the 11th Judicial Circuit Court, Dade County, Florida seeking damages in excess of the minimal jurisdictional amount of the Court, exclusive of costs and interest and demands costs of this action together with such further relief as the Court shall deem fit. The Plaintive alleges that he was injured while operating a vehicle that was sold by the Company. The Complaint also named the manufacturer of the vehicle. The manufacturer has accepted defense of the Company regarding this matter under reservation of rights. This matter is in the early stages. The Company believes, however, based on the arrangements with the manufacturer and the Company's own insurance, that this action should not have a material adverse effect on the Company's consummation of its plan of liquidation and its financial position.

         On February 4, 1994, a Mr. Everette Moncur and Edwina Moncur, his wife, served a complaint against the Company in the 17th Judicial Circuit Court, Broward County, Florida seeking damages in excess of $15,000 for injuries sustained while operating a turf care product sold by the Company.
The complaint also named the manufacturer of the product. The manufacturer and its insurance carrier have accepted defense of the Company regarding this matter. This matter is in the early stages. The Company believes, however, based on the arrangements with the manufacturer, the manufacturer's insurance company, and the Company's own insurance, that this action should not have a material adverse effect on the Company's consummation of its plan of liquidation and its financial position.

         The Company and its subsidiaries are also defendants in other legal actions, including several claims for exposure to asbestos, involving claims arising in the normal course of business. The claims for exposure to asbestos consist of the following seven lawsuits against Wiegmann & Rose, in each case seeking unspecified damages for injury allegedly due to asbestos exposure: (i) Brophy v. Abex et al. (filed April 9, 1992), pending in the San Francisco, California Superior Court, seeks damages for wrongful death allegedly due to asbestos exposure. Wiegmann & Rose has been dismissed without prejudice in this action and the applicable statute of limitations has now passed, barring any subsequent action by the plaintiff against Wiegmann & Rose. (ii) Canga v. Abex et al. (filed March 18, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. Wiegmann & Rose has been dismissed without prejudice in this action. (iii) Jordison v. Abex et al. (filed January 21, 1994), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice. (iv) Hall v. Abex et al. (filed February 25, 1994), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The plaintiffs, husband and wife, allege that the husband was exposed to asbestos in Wiegmann & Rose's products and/or that he was exposed to asbestos on Wiegmann & Rose's premises. Demand has been made upon the plaintiffs to dismiss Wiegmann & Rose from the action. Discovery is incomplete, and the plaintiff husband was deposed in January 1995. Plaintiff husband testified that he was present on Wiegmann & Rose premises on several occasions, to oversee repairs/manufacturing being conducted by Wiegmann & Rose for his employer, Standard Oil, and to conduct certain tests on the machines/equipment being repaired by Wiegmann & Rose. Plaintiff husband, however, provided no testimony establishing a nexus between Wiegmann & Rose and any alleged asbestos exposure, other than his unsubstantiated belief.
Discovery is incomplete, and the Company intends to defend this case vigorously. Plaintiffs in this action have made a settlement offer for a total of $2,998 to settle their claims but Wiegmann & Rose has not yet responded to this offer. (v) Barnes v. Abex et al. (filed December 3, 1993), pending in the San Francisco Superior Court, seeks damages for wrongful death allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice, and the applicable statute of limitation has passed, barring any subsequent action by plaintiff against Wiegmann & Rose. (vi) Richardson v. Abex et al. (filed August 5, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice. (vii) Sorensen v. Abex et al. (filed July 20, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice.

         In the remaining case (Hall), Wiegmann & Rose is one of approximately one hundred defendants. Based upon financial information known to the Company, the Company believes that, in each of the above cases, several of the other defendants have greater financial resources than the Company.

         The Company believes that, as a result of its legal defenses and insurance arrangements, none of these other actions, if decided adversely, should have a material adverse effect on its consolidated financial position, or consummation of the plan of liquidation. As to the asbestos claims, the Company's belief as to the availability of legal defenses is based upon the advice of the Company's counsel as to the existence of defenses stemming from the failure of the plaintiffs to establish asbestos exposure related to Wiegmann & Rose. The Company has contacted its two primary insurance companies relating to these asbestos claims. These companies have undertaken, under reservation of rights, to reimburse Wiegmann & Rose for defense costs related to these claims. The Company believes that the likelihood of any applicable insurance recoveries relating to these other actions is probable.



ITEM 2.  CHANGES IN SECURITIES*


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES*

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following summarizes the votes at the Annual Meeting of the Company's shareholders held on January 17, 1995:

                                                                                                 Broker
                                                                                                 ------
         Matter                    For            Against         Withheld       Abstentions    Nonvotes
         ------                    ---            -------         --------       -----------    --------
Election of
Directors

C. C. Guy                        4,779,003             0            1,687                0         0
Buck Mickel                      4,779,003             0            1,687                0         0
Charles M. Bolt                  4,779,003             0            1,687                0         0

Proposal to
sell substantially
all the assets
of the Company                   4,753,654         1,000                0           28,036         0

Ratification of
appointment of
Ernst & Young LLP
as independent
auditors for
fiscal 1995                      4,780,627            28                0               35         0


ITEM 5.   OTHER INFORMATION*

*Items 2, 3, and 5 are not presented as they are not applicable or the information required thereunder is substantially the same as information previously reported.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Listing of Exhibits

      3.1        Articles of Incorporation of RSI Holdings, Inc., as amended:
                 Incorporated by reference to Exhibit 3.2 and 3.2.2 to the Registration Statement on Form S-4 of RSI Corporation and Porter Brothers, Inc., File No. 33-30247 (the "Form S-4").

      3.1.1 Articles of Amendment and Certificate of Reduction of Capital of Porter Brothers, Inc.: Incorporated by reference to Exhibit
                 4.1 to the Form 8-K of the Registrant filed with the Securities and Exchange Commission on November 28, 1989, File No.
                 0-7067.

      3.2.1 By-laws of RSI Holdings, Inc., as amended: Incorporated by reference to Exhibit 3.2.1 to the Form S-4.

      3.2.2 Amendment to By-laws of RSI Holdings, Inc. Incorporated by reference to Exhibit 4.2.2 to the Form 10-QSB of the Registrant file with the Securities and Exchange Commission on January 13, 1995.

      4.1        Specimen of Certificate for RSI Holdings, Inc., common stock:
                 Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

      4.2        See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

      27         Financial Data Schedule (for SEC use only)

      99.1 Promissory Note by and between the Registrant and Branch Banking and Trust Company, dated November 3, 1994:
                 Incorporated by reference to Exhibit 10.9 to the Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1994, File No. 0-18091 (the "1994 10-K).

      99.1.1 Guarantee Agreement by and between Buck Mickel and Branch Banking and Trust Company dated October 19, 1994: Incorporated by reference to Exhibit 10.9.1 to the 1994 10-K.

      99.1.2 Letter Agreement by and between the Registrant and Branch Banking and Trust Company dated November 4, 1994: Incorporated by reference to Exhibit 10.10 to the 1994 10-K.

      99.1.3 Note Modification Agreement dated as of March 17, 1995 by and between RSI Holdings, Inc., and Branch Banking and Trust Company.

                 (b)      Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the three months ended February 28, 1995.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           RSI HOLDINGS, INC.
                                        ------------------------------




April 14, 1995                          /s/ Joe F. Ogburn
- ----------------------                  ------------------------------
    (Date)                              Joe F. Ogburn, Treasurer
                                        (Principal Accounting Officer)