Form 10QSB
period 1995-05-31
RSI HOLDINGS INC
filed 1995-07-13
CIK 853697

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                 FORM 10 - QSB



        (MARK ONE)

 X       Quarterly Report pursuant to Section 13 or 15 (d) of the
- ---      Securities Exchange Act of 1934


For the Quarterly Period Ended May 31, 1995 or

         Transition Report pursuant to Section 13 or 15 (d) of the
- ---      Securities Exchange Act of 1934


For the Transition Period From                  to
                               -----------------  ------------------

COMMISSION FILE NUMBER 0-18091

                               RSI HOLDINGS, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                     NORTH CAROLINA               56-1200363
             -------------------------------  -------------------
             (State or other jurisdiction of   (I.R.S. Employer
             incorporation or organization)   Identification No.)

             245 E. Broad Street, Suite A,       P. O. Box 6847
             Greenville, South Carolina              29606
             ----------------------------------------------------
                   (Address of principal executive offices)

                                 (803) 271-7171
              ---------------------------------------------------
                           Issuer's telephone number

                                 Not Applicable
              ---------------------------------------------------
              Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock - $.01 Par Value -- 7,994,292 shares outstanding as of  July 12,
1995

                                     INDEX


                               RSI HOLDINGS, INC.




PART I.   FINANCIAL INFORMATION                                                              PAGE
- -------   ---------------------                                                              ----
Item 1.    Financial Statements (Unaudited)

           Condensed consolidated statement of net assets in liquidation --
           May 31, 1995                                                                      4

           Condensed consolidated statement of changes in net assets in liquidation  --
           Nine months ended May 31, 1995                                                    5

           Condensed consolidated statements of operations -- Three and Nine
           months ended May 31, 1994 (Going concern basis)                                   6

           Condensed consolidated statement of cash flows --
           Nine months ended May 31, 1994 (Going concern basis)                              7

           Notes to condensed consolidated financial statements --
           May 31, 1995                                                                      8

Item 2.    Management's Discussion and Analysis of Financial Condition                       15


PART II.   OTHER INFORMATION                                                                 21
- --------   -----------------
Item 1.    Legal Proceedings                                                                 21
Item 2.    Changes in Securities                                                             26
Item 3.    Defaults upon Senior Securities                                                   26
Item 4.    Submission of Matters to a Vote of Security Holders                               26
Item 5.    Other Information                                                                 26
Item 6.    Exhibits and Reports on Form 8-K                                                  27

SIGNATURES                                                                                   28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RSI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN
LIQUIDATION (Unaudited)

May 31, 1995


ASSETS
Cash and cash equivalents                                    $1,387,000
Accounts receivable                                              73,000
Property and equipment                                        1,559,000
Other assets                                                      5,000
                                                             ----------

                                                              3,024,000

LIABILITIES
Trade accounts payable                                            9,000
Accrued expenses                                                376,000
Note payable                                                     11,000
Estimated costs during the remaining period of liquidation      579,000
                                                             ----------

                                                                975,000
Contingencies -- Note C
                                                             ----------

Net assets in liquidation                                    $2,049,000
                                                             ==========



See notes to condensed consolidated financial statements.

RSI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN NET ASSETS IN LIQUIDATION (Unaudited)

Nine Months Ended May 31, 1995



Net assets in liquidation at August 31, 1994                                             $ 1,930,000

Changes in nets assets in liquidation attributed to:
  Increase in cash and cash equivalents                                                    1,059,000
  Decrease in trade accounts payable                                                         570,000
  Decrease in accrued expenses                                                               331,000
  Decrease in estimated costs during remaining period of liquidation                         969,000
  Decrease in notes payable and capital lease obligation                                   2,202,000
  Decrease of inventory floor plan debt resulting from sale of inventory to supplier       4,123,000
  Decrease in deferred compensation                                                           54,000
  Decrease in accounts receivable as a result of collection                               (1,667,000)
  Decrease in inventory resulting principally from sale of inventory
    to suppliers and other dealers                                                        (5,873,000)
  Sales of property and equipment                                                         (1,648,000)
  Decrease in other assets                                                                    (1,000)
                                                                                         -----------

Net assets in liquidation at May 31, 1995                                                $ 2,049,000
                                                                                         ===========




See notes to condensed consolidated financial statements.

RSI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS (Unaudited)
(Going Concern Basis)

Three and Nine Months ended May 31, 1994




                                                                     Three Months      Nine Months
                                                                        Ended             Ended
                                                                        May 31            May 31
                                                                         1994              1994
                                                                      -----------------------------
Net sales                                                             $4,928,000        $12,326,000
Cost of goods sold                                                     3,767,000          9,585,000
                                                                      -----------------------------
Gross profit on sales                                                  1,161,000          2,741,000
Expenses:
  Selling, general and administrative expenses                         1,227,000          3,779,000
  Reduction in carrying value of property, plant and equipment           300,000            300,000
                                                                      -----------------------------
                                                                       1,527,000          4,079,000
                                                                      -----------------------------
Operating (loss)                                                        (366,000)        (1,338,000)
Other (expense) income:
  Interest expense                                                       (86,000)          (311,000)
  Other revenues and sundry income                                       109,000            154,000
                                                                      -----------------------------
                                                                          23,000           (157,000)
                                                                      -----------------------------
Net (loss)                                                             ($343,000)       ($1,495,000)
                                                                      =============================


Net (loss) per share                                                      ($0.04)            ($0.19)
                                                                      =============================

Dividends per share                                                        $0.00              $0.00
                                                                      =============================

Weighted average shares outstanding                                    7,994,292          7,994,292
                                                                      =============================



See notes to condensed consolidated financial statements.

RSI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(Going Concern Basis)

Nine Months ended May 31, 1994





OPERATING ACTIVITIES
  From continuing operations                                ($1,029,000)
  Changes in components of working capital
    affecting continuing operations                             737,000
                                                            -----------
  Net cash used in operations                                  (292,000)

INVESTING ACTIVITIES
  Property, plant and equipment
    Purchases                                                   (44,000)
    Proceeds from disposition                                    34,000
  Other                                                           4,000
                                                            -----------

  Net cash used in investing activities                          (6,000)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit
    and long-term borrowings                                  1,832,000
  Principal payments on notes payable                        (1,556,000)
  Scheduled principal payments on long-term debt               (342,000)
                                                            -----------

  Net cash used in financing activities                         (66,000)
                                                            -----------

  Net decrease in cash and cash equivalents                    (364,000)

Cash and cash equivalents at beginning of period                466,000
                                                            -----------

Cash and cash equivalents at end of period                     $102,000
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

As a result of the decision to sell the operating assets of the Company, the Company changed its basis of accounting for its financial statements at August 31, 1994 from the going concern basis of accounting to the liquidation basis of accounting in accordance with generally accepted accounting principles. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon management estimates as of May 31, 1995. In addition, as described in Note C, significant uncertainties exist with respect to the outcome of litigation in which the Company is a defendant. No provision has been made as of May 31, 1995 for any liability that may result upon ultimate resolution of these litigation matters.

The accompanying unaudited condensed consolidated financial statements at May 31, 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information under the liquidation basis of accounting and with the instructions to Form 10 - QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation on the liquidation basis have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10 - K for the year ended August 31, 1994.

NOTE B - NOTES PAYABLE AND CREDIT ARRANGEMENTS

During November 1994, the Company executed an unsecured working capital line of credit with a bank in the amount of $500,000 that expired March 31, 1995. During March 1995 the Company and the bank extended the expiration date of this facility through December 31, 1995. Amounts outstanding under the line of credit bear interest at the bank's prime rate. This bank facility was not used during the nine months ended May 31, 1995. This line of credit replaced the working capital line of credit that was established during December 1993 and may only be used to meet the Company's short-term obligations during its liquidation process. This working capital line of credit does not contain any financial covenants. The line of credit is guaranteed by Mr. Buck Mickel, Chairman of the Board of Directors, Chief Executive Officer and a shareholder.

RSI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

RSI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

         During 1994 NL reported to the California DTSC that it has discovered additional contamination in the form of elevated levels of petroleum hydrocarbons or volatile organic compounds on the property at issue but adjacent to Site R. ("Site R" is the phrase used to describe the portion of the property formerly owned by Wiegmann & Rose that by 1987 had been targeted by the regulatory agencies for investigation and remediation.) The property is now owned by Triple A. Because the contamination is not within the boundaries of Site R, NL has taken the position to the California DTSC that it is not responsible for the remediation of this contamination. The extent of the contamination, the estimated cost of its remediation, and Wiegmann & Rose's responsibility for it have not yet been determined but the cleanup costs and legal expenses related to this additional contamination could be significant and could materially and adversely affect the Company's consummation of its plan of liquidation and its financial position. The California DTSC has not yet requested remediation of this area of additional contamination. In the event that a claim is asserted against Wiegmann & Rose in connection with this additional contamination, Wiegmann & Rose expects to take the position that NL is primarily responsible for the additional contamination. No assurance can be given that Wiegmann & Rose will be successful in this matter and, if the matter were litigated, the litigation could take years. During fiscal 1994, the

RSI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Company paid approximately $72,000 in legal expenses related to the Triple A lawsuit arising from the California property including Site R. During the nine months ended May 31, 1995, the Company incurred approximately $24,000 in legal and other expenses related to the Triple A lawsuit arising from the contamination found on the California property including Site R. The Company has been in contact with its two primary insurers. One of these insurers has denied coverage and the other has undertaken, subject to reservation of rights, to reimburse Wiegmann & Rose for its defense costs in relation to this claim. The Company received $54,173 from one of these insurers during June 1995 in payment for certain of its defense cost incurred prior to September 30, 1994.

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

         On or about September 23, 1992, Sam Spevak filed a lawsuit against Holiday Inns, Inc. for allegedly failing to pay monthly rent under the lease agreement. This lawsuit is pending in the Circuit Court of the Fourth Judicial Circuit, in and for Duval County, Florida. On May 4, 1993, Sam Spevak filed a Second Amended Complaint seeking from Holiday Inns, Inc. unpaid rent, unpaid taxes, interest, attorney fees and costs. On November 19, 1993, Sam Spevak filed a Third Amended Complaint in the Court seeking from Holiday Inns, Inc. unpaid rent, unpaid taxes, attorneys fees and costs and seeking a declaratory judgment against Holiday Inns, Inc. to establish whether or not Holiday Inns, Inc. is liable for costs of repair and maintenance to the leased premises. Holiday Inns, Inc. amended its complaint to

RSI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

assert similar claims against all subsequent lessees (including RSI Corporation and Sparjax Corporation) under the lease agreement, seeking indemnification against sums paid or to be paid to Sam Spevak pursuant to his lawsuit. (Currently Holiday Inns, Inc. claims to have paid the lessor in excess of $260,000 to date as a result of the alleged lawsuit. RSI Corporation and Sparjax Corporation have no independent information with respect to the particulars of the payment of this sum.) Upon a motion of counsel for RSI Corporation, Holiday Inns, Inc.'s claims against RSI Corporation were dismissed without prejudice, but Holiday Inns, Inc. has filed an amended complaint to reinstate certain of its claims against RSI Corporation and Sparjax Corporation. Counsel for RSI Corporation and Sparjax Corporation will file an Answer to one of the claims and will move for dismissal with prejudice with respect to the claims that have previously been dismissed.

         RSI Corporation denies its alleged liability to Holiday Inns, Inc. and intends to defend this matter vigorously.

         The potential maximum amount of Holiday Inns, Inc.'s exposure for rent under the lease, reduced to present value, has been preliminarily estimated by counsel to be approximately $3,500,000. Although Holiday Inns, Inc. has advanced a claim for indemnification with respect to repairs and maintenance costs, in the event the court determines the lessees have an obligation to make such payments throughout the balance of the lease term, these amounts cannot be quantified with any reasonable degree of accuracy. Nonetheless, RSI Corporation denies its alleged liability to Holiday Inns, Inc. and, further, if found liable for any sum as a result of Holiday Inns, Inc.'s claims, RSI Corporation and Sparjax Corporation would have a claim in equity against AHI, the current and allegedly defaulting lessee under the lease agreement and its principal shareholders, who guaranteed AHI's obligations under the lease. AHI is a private corporation and the Company has no information regarding the financial ability of AHI or its principal shareholders to perform AHI's obligations under the lease or to reimburse any third party for any payments made under the lease as a result of the lawsuit described above. The motel property is now being demolished.

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

         OTHER LITIGATION

         On January 12, 1995, a Mr. Cesar A. Cuenca served a complaint against the Company in the 11th Judicial Circuit Court, Dade County, Florida seeking damages in excess of the minimal jurisdictional amount of the Court, exclusive of costs and interest and demands costs of this action together with such further relief as the Court shall deem fit. The Plaintiff alleges that he was injured while operating a vehicle that was sold by the Company. The Complaint also named the manufacturer of the vehicle. The manufacturer has accepted defense of the Company regarding this matter under reservation of rights. This matter is in the early stages. The Company believes, however, based on the arrangements with the manufacturer and the Company's own insurance, that this action should not have a material adverse effect on the Company's consummation of its plan of liquidation and its financial position.

RSI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

RSI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

         The Company believes that, as a result of its legal defenses and insurance arrangements, none of these other actions, if decided adversely, should have a material adverse effect on its consolidated financial position, or consummation of the plan of liquidation. As to the asbestos claims, the Company's belief as to the availability of legal defenses is based upon the advice of the Company's counsel as to the existence of defenses stemming from the failure of the plaintiffs to establish asbestos exposure related to Wiegmann & Rose. The Company has contacted its two primary insurance companies relating to these asbestos claims. These companies have undertaken, under reservation of rights, to reimburse Wiegmann & Rose for defense costs related to these claims. The Company believes that the likelihood of continued recoveries relating to these asbestos claims pursuant to the current arrangement with these insurance companies is probable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

DECISION TO DISCONTINUE EXISTING OPERATIONS

         The Company and the Jacobsen Division of Textron, Inc. ("Jacobsen"), its principal supplier of turf care products, reached an agreement on July 28, 1994 that the Company would no longer be authorized to sell Jacobsen products after October 31, 1994. The Company decided to cease its existing business operations and commenced winding up its turf care operations following this agreement. Because the Company decided that it should cease its existing business operations and sell substantially all of its operating assets, the Company has reported its financial position on the liquidation basis of accounting as of May 31, 1995. During fiscal 1994 the Company recorded a reduction in net assets of $1,408,000 to reflect the change to the liquidation basis of accounting from the going concern basis of accounting. In the liquidation basis of accounting, assets are valued at their net realizable value (rather than at their net historical cost), and liabilities include estimated costs associated with carrying out the sale of substantially all of the assets of the Company.

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

         LIQUIDITY AND CAPITAL RESOURCES

         During September of 1994, the Company negotiated with Jacobsen to repurchase the Company's inventory manufactured by Jacobsen, and to purchase certain non-Jacobsen inventory at the Company's Carolinas locations. The Company also negotiated with certain successor dealers of Jacobsen products to purchase a substantial portion of the Company's non-Jacobsen inventory at the Florida locations. The manufacturer of a significant portion of the Company's non-Jacobsen inventory had refused to repurchase from the Company unsold inventory manufactured by it. The Company believes that it was able to reduce its continuing losses and to receive more favorable prices by selling both the Jacobsen and a large portion of the non-Jacobsen inventory to Jacobsen and the successor dealers prior to the expiration of the Company's status as a Jacobsen dealer. Jacobsen was willing to expedite the purchase of the Jacobsen inventory and to purchase certain non-Jacobsen inventory because expediting the transfer allowed Jacobsen and its successor dealers to minimize the interruption of service to the Company's customers. The Company believes that the prices received under these arrangements with Jacobsen and its successor dealers exceed the amounts that it would have received if it had attempted to sell the inventory to inventory liquidators in the open market.

         The Company also negotiated during September, 1994 to sell substantially all its furniture and fixtures, machinery and equipment and certain delivery equipment to Jacobsen and its successor dealers. The Company also negotiated short-term leases with Jacobsen and its successor dealers to lease the Company's facilities in Fort Lauderdale, Florida; Tampa, Florida; and Little River, South Carolina. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        (CONTINUED)

Company believes that it was able to sell this property and lease these facilities to Jacobsen and its successor dealers because these arrangements allowed the new dealers to continue the turf care business as a continuing business and it also allowed the new dealers to employ a substantial number of the operating personnel of the Company. The successor dealers continue to lease the two Florida locations. Jacobsen terminated its sublease of the Little River, South Carolina location effective June 30, 1995. The Company's lease obligation for the Little River, South Carolina location expires September 30, 1995.

         The holders of an aggregate of 167,591 shares of Common Stock dissented from the Sale of Assets Plan. These holders are entitled under North Carolina law to receive the "fair value" of their shares of Common Stock as determined in accordance with North Carolina law. The Company has not yet determined the "fair value" of these shares. It intends to make this determination promptly following the sale of the two substantial remaining real estate holdings of the Company as part of the consummation of the Sale of Assets Plan. Although these parcels are being offered for sale, the Company has not yet received an acceptable offer for either parcel and is unable to predict when and if these parcels might be sold.

         The Company currently intends to use the assets, if any, remaining after the consummation of the Sale of Assets Plan and the payment or provision for payment of liabilities and contingencies and payment to shareholders dissenting from the Sale of Assets Plan to acquire, invest in, or commence another business enterprise.

         The Company's financial statements for the third quarter of fiscal
1994 are stated on the going concern basis of accounting. The Company had discontinued its business operations effective August 31, 1994 and the financial statements for fiscal 1995 are stated on the liquidation basis of accounting. For these reasons, no comparison is made in this discussion to the Company's financial statements for the third quarter of fiscal 1994 because such a comparison would not be meaningful.

                 DEBT ARRANGEMENTS

         During November 1994, the Company executed an unsecured working capital line of credit with a bank in the amount of $500,000 that expired March 31, 1995. During March 1995 the Company and the bank extended the expiration date of this facility through December 31, 1995. Amounts outstanding under the line of credit bear interest at the bank's prime rate. This bank facility was not used during the nine months ended May 31, 1995. This line of credit replaced the $500,000 working capital line of credit that was executed during December 1993, but can only be used to meet the Company's short-term obligations during the period of consummation of its Sale of Assets Plan. This working capital line of credit does not contain the financial covenants relating to tangible net worth, minimum working capital levels, and minimum ratios for working capital and total liabilities to tangible net worth contained in the December 1993 facility. The line of credit is guaranteed by Mr. Buck Mickel, Chairman of the Board, Chief Executive Officer of the Company and a shareholder.

                 LITIGATION MATTERS

         Reference is hereby made to the material under the heading "Item I. Legal Proceedings" in Part II, Other Information, which is incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION-
(CONTINUED)

                 TRANSITION ACTIVITIES

         During September and October, 1994 the Company collected a substantial portion of its trade accounts receivable and paid substantially all its outstanding accounts payable. The Company's floor plan debt was paid with proceeds from the sale of inventory to Jacobsen. During October 1994 the Company received approximately $814,000 from Jacobsen which represented a substantial portion of the net proceeds from the sale of Jacobsen inventory due to the Company after Jacobsen paid the associated floor plan debt. The remaining amount owed by Jacobsen was received by the Company during January 1995. The Company paid off its $656,000 Fort Lauderdale, Florida mortgage note and the then outstanding balance of $100,000 on the bank line of credit during October 1994 with the $814,000 proceeds from the sale of Jacobsen inventory. During December 1994 the Company settled its capital lease obligation for $83,000. During January 1995 the Company paid the outstanding principal deferred compensation of $54,000.

         Cash and cash equivalents in the amount of $1,387,000 as of May 31, 1995 included United States treasury bills with a maturity of three months when purchased and having a cost basis of $1,009,000. Cash and cash equivalents in excess of the amounts invested in United States treasury bills is invested as available in a bank master note and may be liquidated by the Company to meet its cash needs on a daily basis. The Company has earned $14,000 and $20,000 on these investments during the three and nine months ended May 31, 1995, respectively.

         As of May 31, 1995, the net realizable value of total accounts receivable was $73,000 as compared to $1,732,000 at August 31, 1994. These accounts receivable have a face value of $198,000 and have been reduced by an aggregate of $125,000 to reflect the Company's estimate of the net realizable value of the accounts receivable. At May 31, 1995 accounts receivable with a face value of $123,000 were due from customers. The remaining $75,000 in face value of accounts receivable consists of miscellaneous receivables arising in the ordinary course of business. During the three months ended May 31, 1995 accounts receivable due from customers were reduced by collections of approximatedly $65,000 and adjustments (principally prior service charges) of approximately $7,000. The Company is making its best efforts to collect all those amounts owed to it. There is no assurance, however, that the Company will be successful in its collection efforts.

         Accounts receivable due from customers arose from sales prior to September 1994 of turf care products to golf courses and other institutional customers. The Company has had increased difficulty collecting these accounts receivable because it can no longer provide repair and other service to such customers. The Company has engaged either attorneys or collection agencies to collect approximately $100,000 in face value of customers accounts receivable and $6,000 in face value of other receivables that it has been unable to collect. The fees of the attorneys and collection agencies for collection are up to approximately 40% of the amount recovered. The Company will attempt to recover its collection costs from the customers but there is no assurance that it will be successful in these efforts. The Company will continue with its collection efforts and intends to use a third party collector to assist with the collection of those other customer accounts receivable as it determines that it will be unable to collect such amounts on its own.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION-
(CONTINUED)

         The change in net assets attributable to the liquidation of inventory of $5,873,000 during the nine months ended May 31, 1995 resulted primarily from the sale of inventory of turf care equipment and supplies to Jacobsen and two of its dealers during September and October of 1994. A substantial portion of the remaining inventory consisted of boat trailers held for resale. The Company used its best efforts to sell the remaining inventory of boat trailers including a reduction of its prices offered to dealers in January, 1995 to prices that would cover the Company's cost of inventory and delivery costs. After the dealers purchased all that they wished at these reduced prices (approximately $62,000), the Company then negotiated to return to its supplier substantially all the remaining inventory at current cost prices for current inventory and reduced prices for non-current inventory. The Company received the settlement of $28,000 for its remaining inventory of boat trailers during
April 1995.   Net sales of boat trailers during the nine months ended May 31,
1995 were approximately $179,000.

         At May 31, 1995, the Company had accrued $376,000 to record all known expenses incurred through May 31, 1995, but not yet paid. As of May 31, 1995 the Company's estimated costs to be incurred during the remaining period of liquidation through December 31, 1995 were $579,000 as compared to $1,557,000 at August 31, 1994. This reduction of $978,000 resulted primarily from payments made by the Company and adjustment to expense categories based on costs incurred to date during the nine months ended May 31, 1995. These costs include costs expected to be incurred in connection with the consummation of the sale by the Company of substantially all of its remaining assets during the liquidation period through December 31, 1995. These costs include anticipated legal fees ($142,000), accounting and auditing fees ($27,000), salaries and severance pay ($104,000), lease commitments ($55,000), property taxes ($37,000), insurance and other overhead items ($29,000), shareholder relation expenses ($32,000), administrative office expenses ($53,000), and the Company's estimate of unforeseen costs ($100,000) that the Company expects to incur during the remaining liquidation period through December 31, 1995.

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

         During January 1995 the Company sold its property at Hilton Head, South Carolina for the aggregate sum (before selling expenses) of $630,000. The Company applied the proceeds of the sale of the property to pay the associated bank mortgage having a principal balance $191,000. The Company incurred selling expenses of approximately $58,000 in connection with such sale.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        (CONTINUED)

A. Mickel, a former vice-president, $54,000; Charles C. Mickel, $60,000; and Minor M. Shaw, $60,000.

         Mr. C. C. Guy, President of the Company and Mr. Charles M. Bolt, President of Distribution of the Company retired from their positions as officers of the Company effective January 17, 1995, and Mr. Buck A. Mickel, resigned as vice president of the Company effective January 17, 1995. The Company agreed to continue to pay Mr. Bolt at the annual rate of $100,000 for one year after his retirement. The Company agreed to continue to pay Mr. Guy his salary for six months after his retirement (a total of $24,000 over six months). The Company agreed to continue to pay Mr. Buck A. Mickel his salary for six months after his leaving the Company (a total of approximately $15,000 over six months). During the period through May 31, 1995, Mr. Guy has been available for consultation, Mr. Bolt has assisted in liquidating the assets of the Company and Mr. Buck A. Mickel has assisted in efforts to resolve the legal contingencies of Wiegmann & Rose. The Company determined that the salary continuation arrangements were appropriate notwithstanding the Company's financial condition because of each officer's long years of service to the Company and anticipated value as a consultant to the Company.

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

         The Company's remaining unsold real properties primarily consists of properties located at Tampa and Fort Lauderdale, Florida. These properties have an estimated liquidation value of $1,559,000 (net of estimated selling expenses) and are not subject to any material debt. The estimated liquidation values are based in part upon appraisals dated March 21, 1994 and March 11, 1994, respectively, which have not been independently verified by the Company (collectively, the "Appraisals"). The Appraisals each assume a "reasonable" marketing time for each property (assumed to be six months to one year by the Fort Lauderdale appraisal and not specified with respect to the Tampa property), as well as various other material assumptions set forth in the Appraisals, as bases for the estimated value of each property. The Company has received no reasonable offers for the sale of these properties and there is no assurance that the Company will realize sales prices for the properties comparable to the values estimated for each property by the Appraisals, or that the Company will find it advisable or feasible to market any of the properties for a period of time as long as the "reasonable" marketing time assumed by the Appraisals or that the other assumptions set forth in the Appraisals will prove to be accurate to any extent.

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

         As discussed above, the Company currently anticipates that it will be able to sell substantially all

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        (CONTINUED)

of its assets (other than cash and cash equivalents) by December 31, 1995. During this same period, the Company intends to search for other business opportunities in which to invest or engage. There can be no assurance, however, that the Company will be able to sell substantially all of its assets or to find favorable business opportunities during this period. If this transition period is extended, the Company may not have sufficient proceeds to cover its anticipated expenses and may have problems under the Investment Company Act of 1940, as amended. The Company is unable to predict with certainty when the Fort Lauderdale property and Tampa property will be sold but has estimated costs during the remaining period of liquidation based on such sales occurring by December 31, 1995. Although no assurance can be given, the Company currently believes that the expenses expected to be incurred by the Company during this period of asset sales will be spread over the period in a manner that will allow the Company to meet its obligations as they become due. In addition, the Company will continue to incur legal expenses relating to its contingent liabilities. The Company plans to continue to attempt to settle its contingent liabilities during 1995, but it cannot estimate when these will be settled or the ultimate outcome of the lawsuits or environmental matters described above under Item I of Part II, "Legal Proceedings" or of any unknown contingencies. There can be no assurance that the Company's cash balances will be sufficient to allow it to meet its recorded liabilities and any known or unknown contingent liabilities. The ultimate outcome of these contingencies is not known. No provision has been made in the accompanying financial statements for any liability which may result from these matters, except for an estimate of the legal costs that the Company expects to incur in the defense of these matters.

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

         During 1994 NL reported to the California DTSC that it has discovered additional contamination in the form of elevated levels of petroleum hydrocarbons or volatile organic compounds on the property at issue but adjacent to Site R. ("Site R" is the phrase used to describe the portion of the property formerly owned by Wiegmann & Rose that by 1987 had been targeted by the regulatory agencies for investigation and remediation.) The property is now owned by Triple A. Because the contamination is not within the boundaries of Site R, NL has taken the position to the California DTSC that it is not responsible for the remediation of this contamination. The extent of the contamination, the estimated cost of its remediation, and Wiegmann & Rose's responsibility for it have not yet been determined but the cleanup costs and legal expenses related to this additional contamination could be significant and could materially and adversely affect the Company's consummation of its plan of liquidation and its financial position. The California DTSC has not yet requested remediation of this area of additional contamination. In the event that a claim is asserted against Wiegmann & Rose in connection with this additional contamination, Wiegmann & Rose expects to take the position that NL is primarily responsible for the additional contamination. No assurance can be given that Wiegmann & Rose will be successful in this matter and, if the matter were litigated, the litigation could take years. During fiscal 1994, the Company paid approximately $72,000 in legal expenses related to the Triple A lawsuit arising from the California property including Site R. During the nine months ended May 31, 1995, the Company incurred approximately $24,000 in legal and other expenses related to the Triple A lawsuit arising from the contamination found on the California property including Site R. The Company has been in contact with its two primary insurers. One of these insurers has denied coverage and the other has undertaken, subject to reservation of rights, to reimburse Wiegmann & Rose for its defense costs in relation to this claim. The Company received $54,173 from one of these insurers during June 1995 in payment for certain of its defense cost incurred prior to September 30, 1994.

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

         On or about September 23, 1992, Sam Spevak filed a lawsuit against Holiday Inns, Inc. for allegedly failing to pay monthly rent under the lease agreement. This lawsuit is pending in the Circuit Court of the Fourth Judicial Circuit, in and for Duval County, Florida. On May 4, 1993, Sam Spevak filed a Second Amended Complaint seeking from Holiday Inns, Inc. unpaid rent, unpaid taxes, interest, attorney fees and costs. On November 19, 1993, Sam Spevak filed a Third Amended Complaint in the Court seeking from Holiday Inns, Inc. unpaid rent, unpaid taxes, attorneys fees and costs and seeking a declaratory judgment against Holiday Inns, Inc. to establish whether or not Holiday Inns, Inc. is liable for costs of repair and maintenance to the leased premises. Holiday Inns, Inc. amended its complaint to assert similar claims against all subsequent lessees (including RSI Corporation and Sparjax Corporation) under the lease agreement, seeking indemnification against sums paid or to be paid to
Sam Spevak pursuant to his lawsuit.   (Currently Holiday Inns, Inc. claims to
have paid the lessor in excess of $260,000 to date as a result of the alleged lawsuit. RSI Corporation and Sparjax Corporation have no independent information with respect to the particulars of the payment of this sum.) Upon a motion of counsel for RSI Corporation, Holiday Inns, Inc.'s claims against RSI Corporation were dismissed without prejudice, but Holiday Inns, Inc. has filed an Amended Complaint to reinstate certain of its claims against RSI Corporation and Sparjax Corporation. Counsel for RSI Corporation and Sparjax Corporation will file an Answer to one of the claims and will move for dismissal with prejudice with respect to the claims that have previously been dismissed.

         RSI Corporation denies its alleged liability to Holiday Inns, Inc. and intends to defend this matter vigorously.

         The potential maximum amount of Holiday Inns, Inc.'s exposure for rent under the lease, reduced to present value, has been preliminarily estimated by counsel to be approximately $3,500,000. Although Holiday Inns, Inc. has advanced a claim for indemnification with respect to repairs and maintenance costs, in the event the court determines the lessees have an obligation to make such payments throughout the balance of the lease term, these amounts cannot be quantified with any reasonable degree of accuracy. Nonetheless, RSI Corporation denies its alleged liability to Holiday Inns, Inc. and, further, if found liable for any sum as a result of Holiday Inns, Inc.'s claims, RSI Corporation and Sparjax Corporation would have a claim in equity against AHI, the current and allegedly defaulting lessee under the lease agreement and its principal shareholders, who guaranteed AHI's obligations under the lease. AHI is a private corporation and the Company has no information regarding the financial ability of AHI or its principal shareholders to perform AHI's obligations under the lease or to reimburse any third party for any payments made under the lease as a result of the lawsuit described above. The motel property is now being demolished.

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

         OTHER LITIGATION

         On January 12, 1995, a Mr. Cesar A. Cuenca served a complaint against the Company in the 11th Judicial Circuit Court, Dade County, Florida seeking damages in excess of the minimal jurisdictional amount of the Court, exclusive of costs and interest and demands costs of this action together with such further relief as the Court shall deem fit. The Plaintiff alleges that he was injured while operating a vehicle that was sold by the Company. The Complaint also named the manufacturer of the vehicle. The manufacturer has accepted defense of the Company regarding this matter under reservation of rights. This matter is in the early stages. The Company believes, however, based on the arrangements with the manufacturer and the Company's own insurance, that this action should not have a material adverse effect on the Company's consummation of its plan of liquidation and its financial position.

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

         The Company believes that, as a result of its legal defenses and insurance arrangements, none of these other actions, if decided adversely, should have a material adverse effect on its consolidated financial position, or consummation of the plan of liquidation. As to the asbestos claims, the Company's belief as to the availability of legal defenses is based upon the advice of the Company's counsel as to the existence of defenses stemming from the failure of the plaintiffs to establish asbestos exposure related to Wiegmann & Rose. The Company has contacted its two primary insurance companies relating to these asbestos claims. These companies have undertaken, under reservation of rights, to reimburse Wiegmann & Rose for defense costs related to these claims. The Company believes that the likelihood of continued recoveries relating to these asbestos claims pursuant to the current arrangement with these insurance companies is probable.



ITEM 2.   CHANGES IN SECURITIES*


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES*


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*


ITEM 5.   OTHER INFORMATION*

*Items 2, 3, 4 and 5 are not presented as they are not applicable or the information required thereunder is substantially the same as information previously reported.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Listing of Exhibits

         3.1     Articles of Incorporation of RSI Holdings, Inc., as amended:
                 Incorporated by reference to Exhibits 3.2 and 3.2.2 to the Registration Statement on Form S-4 of RSI Corporation and Porter Brothers, Inc., File No. 33-30247 (the "Form S-4").

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

         3.2.1 By-laws of RSI Holdings, Inc., as amended: Incorporated by reference to Exhibit 3.2.1 to the Form S-4.

         3.2.2 Amendment to By-laws of RSI Holdings, Inc. Incorporated by reference to Exhibit 4.2.2 to the Form 10-QSB of the Registrant file with the Securities and Exchange Commission on January 13, 1995

         4.1     Specimen of Certificate for RSI Holdings, Inc., common stock:
                 Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

         4.2     See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

         27      Financial Data Schedule (for SEC use only)

         99.1 Promissory Note by and between the Registrant and Branch Banking and Trust Company, dated November 3, 1994:
                 Incorporated by reference to Exhibit 10.9 to the Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1994, File No. 0-18091 (the "1994 10-K").

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

         99.1.3 Note Modification Agreement dated as of March 17, 1995 by and between RSI Holdings, Inc., and Branch Banking and Trust
                 Company: Incorporated by reference to Exhibit 99.1.3 to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission on April 14, 1995.

                 (b)      Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the three months ended May 31, 1995.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               RSI HOLDINGS, INC.
                                           ---------------------------






July 13, 1995                              /s/ Joe F. Ogburn
- ----------------------                     ---------------------------------
      (Date)                               Joe F. Ogburn, Treasurer
                                           (Principal Accounting Officer)