Form 10KSB40
period 1995-08-31
RSI HOLDINGS INC
filed 1995-11-22
CIK 853697

                                 UNITED STATES
                           SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

     X        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    ---       SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended August 31, 1995
                                            ---------------

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---       SECURITIES EXCHANGE ACT OF 1934

               For the transition period from        to
                                              ------    ------

                       COMMISSION FILE NUMBER: 0-18091
                                               -------

                             RSI HOLDINGS, INC.
               ----------------------------------------------
               (Name of small business issuer in its charter)

        North Carolina                                          56-1200363
        --------------                                          ----------
(State or other jurisdiction of                             (I. R. S. Employer
incorporation or organization)                              Identification No.)

           Post Office Box 6847, Greenville, South Carolina 29606
           ------------------------------------------------ -----
              Address of principal executive offices   (Zip Code)

Issuer's telephone number (803) 271-7171
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

                                                  (Name of each exchange on
         (Title of each class)                        which registered)
         ---------------------                    -------------------------

                 None                                       None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                (Title of Class)
                                ----------------

                          Common Stock, par value $.01

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                               ---     ---

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

    State issuer's revenues for its most recent fiscal year.      The issuer had no revenues from operations during fiscal 1995, but had revenues from leasing and other activities related to the liquidation of the issuer's assets. Reference is made to the Financial Statements and accompanying Notes attached as part of this report, as well as to Part II, Item 6 -
                                                                  "Management's Discussion and Analysis of Financial Condition
                                                                  and Results of Operations," which are incorporated herein by this reference.


    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates as of October 13, 1995 was $485,932.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 13, 1995.

                 Common Stock, par value           7,994,292 shares outstanding
                 $.01 per share

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the annual shareholders' meeting currently scheduled to be held on January 18, 1996, are incorporated by reference into Part III.

    Transitional Small Business Disclosure Format: Yes     No  X
                                                       ---    ---

ITEM 1. DESCRIPTION OF BUSINESS

        RSI Holdings, Inc. (the "Company") was incorporated in North Carolina in 1978, and until August of 1994 was engaged in the sale of turf care equipment and supplies. The Company has three wholly-owned subsidiaries, RSI Holdings of Florida, Inc. ("RSI Florida"), Sunbelt Distributors, Inc. ("Sunbelt"), and Wiegmann & Rose International Corp. ("Wiegmann & Rose"). RSI Florida operated the Company's turf care equipment sales business in the state of Florida prior to the cessation of all of the Company's existing business at or near the end of fiscal 1994. Sunbelt and Wiegmann & Rose have not conducted any businesses activities during the past three years.

        In July of 1994, the Company was notified by the Jacobsen Division of Textron, Inc., its primary supplier of turf care products ("Jacobsen"), that after October 31, 1994, the Company would no longer be authorized to sell Jacobsen products. Because substantially all of the Company's assets at that time were related to the turf care business, and the Company would no longer be authorized to sell the products of its primary supplier, it was determined by the Board of Directors of the Company in July of 1994 that the Company should cease its existing business operations and sell the operating assets of the Company. Accordingly, the Company ceased substantially all of its existing business operations by August 31, 1994. The Company received shareholder approval for the sale of substantially all of its assets (the "Sale of Assets") at its annual meeting of shareholders held on January 17, 1995.

        The Company's executive offices are located at 245 East Broad Street, Greenville, South Carolina 29601 and its telephone number is (803) 271-7171. The Company currently has a total of five (5), employees, only one (1) of which is employed on a full-time basis.

ACTIVITIES DURING FISCAL YEAR 1995

        During the year ended August 31, 1995, the Company collected substantially all of its accounts receivable, liquidated all of its inventory, liquidated substantially all of its furniture and equipment, and sold the owned branch facility of its Carolinas division and one of its owned branch locations in Florida. The Company's two remaining owned branch facilities are located in Florida and are for sale and listed with real estate brokers in Florida. For further description of the Sale of Assets and events occurring during fiscal 1995, reference is made to Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Sale of Assets," which is incorporated herein by this reference.

BUSINESS PRIOR TO AUGUST 31, 1994

        Prior to August 31, 1994, the Company's business consisted of the sale of turf care products in the southeastern United States through its Carolinas division and its wholly-owned Florida subsidiary. The Company's Carolinas division was headquartered in Shelby, North Carolina, and distributed its turf care products through three branches located in North Carolina and South Carolina. RSI Florida was headquartered in Fort Lauderdale, Florida and distributed turf care products through three branches located on the west coast of Florida and southern Florida. Set forth below is a description of the operations of the Carolinas division and RSI Florida prior to the cessation of the Company's existing business on or before August 31, 1994.

Reference is also made to Part II, Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by this reference.

        HISTORICAL CAROLINAS BUSINESS

        The Company's business in North and South Carolina operated as a division of the Company. The Carolinas division's major line of turf care equipment was Jacobsen tractors, mowers and related turf care equipment. Sales of Jacobsen products accounted for approximately 69% and 72% of net sales of turf care equipment and supplies by the Carolinas division during fiscal 1994 and 1993, respectively. Sales of turf care equipment and supplies by the Carolinas division constituted 41% and 42% of the Company's consolidated net sales during fiscal years 1994 and 1993, respectively. The principal customers for the Carolinas division's turf care equipment and supplies were golf courses, government agencies, and institutional users such as hospitals and schools. Turf care products were distributed by the Carolinas division in southern West Virginia, western Virginia and eastern Tennessee as well as in North and South Carolina.

        The Company's Carolinas division sold turf care equipment and supplies to approximately 1,338 customers, and purchased turf care equipment and supplies for resale from approximately 47 manufacturers, during fiscal 1994. There were no customers of the Carolinas division that made up more than 10% of the Company's total sales during fiscal 1994 or 1993. The Carolinas division employed approximately 10 salespersons, who typically were compensated on a base pay plus commission arrangement. The Carolinas division delivered the turf care equipment and supplies primarily by means of its own trucks.

        The Company's Carolinas division was headquartered in Shelby, North Carolina, from which location it also distributed turf care equipment and supplies. In addition, the Company maintained branch operations for distribution of its turf care equipment and supplies in a leased facility at Myrtle Beach, South Carolina until August 31, 1994, and in an owned facility at Hilton Head, South Carolina until August 1, 1994. The Company ceased operations at the Myrtle Beach, South Carolina and Hilton Head, South Carolina branches during August of 1994. The facility in Myrtle Beach, South Carolina was subleased to a successor Jacobsen dealer for the period beginning October 1, 1994 and ending June 30, 1995. The Company's lease obligation on that facility ended on September 30, 1995. The facility in Hilton Head, South Carolina was sold during January 1995 for a selling price of $630,000. The Company incurred selling expenses of $58,000 in connection with the sale.

        For further discussion with respect to the operations prior to August 31, 1994 and the liquidation of the assets of the Carolinas division during fiscal 1995, reference is made to Part II, Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operation," which is incorporated herein by this reference.

        HISTORICAL BUSINESS OF RSI HOLDINGS OF FLORIDA, INC.

        RSI Florida, a wholly-owned subsidiary of the Company, was located in Fort Lauderdale, Florida. This subsidiary sold turf care equipment and supplies, as well as boat trailers, principally to customers in Florida. Its principal lines of turf care equipment were Jacobsen tractors, mowers and related turf care equipment, and Cushman trucksters and related turf care equipment. Sales of turf care products in Florida constituted 59% and 58% of the Company's consolidated sales during fiscal years 1994 and 1993, respectively. Sales in Florida of Jacobsen products accounted for approximately 72% of the Company's net sales in Florida of turf care products during fiscal 1994. The principal customers for RSI Florida's turf care products were golf courses, government agencies and institutional users such as hospitals and schools.

        RSI Florida sold turf care equipment and supplies and boat trailers to approximately 1,168 customers in Florida, and purchased its equipment and supplies for resale from approximately 70 manufacturers, during fiscal 1994. There were no customers of RSI Florida that constituted more than 10% of the Company's total sales during fiscal 1994 and 1993. RSI Florida employed seven salespersons, who typically were compensated on a base pay plus commission arrangement. RSI Florida delivered turf care equipment primarily by means of its own trucks, and delivered a small portion of such goods through common carriers. This subsidiary's customers were located primarily in Florida and its business was not considered to be seasonal.

        Through August of 1994, RSI Florida sold turf equipment and supplies through a distribution center located in Fort Lauderdale, Florida, and through July of 1994 also operated distribution centers located in Fort Myers and Tampa, Florida. During August of 1994, the Fort Myers, Tampa and Fort Lauderdale distribution centers were closed.

        For a further discussion with respect to operations prior to August 31, 1994 and the liquidation of the assets of RSI Florida during fiscal 1995, reference is made to Part II, Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by this reference.

        WIEGMANN & ROSE INTERNATIONAL CORP.

        Wiegmann & Rose International Corp., a South Carolina corporation and a wholly-owned subsidiary of the Company ("Wiegmann & Rose"), ceased doing business in October 1986. Prior to this time, Wiegmann & Rose was engaged principally in the fabrication and repair of shell and tube heat exchangers, pressure vessels and related equipment. The Company discontinued the Wiegmann & Rose business segment in 1986. Further information regarding Wiegmann & Rose, contained under the subheading "Legal Proceedings" in Part I, Item 3 hereof, is incorporated herein by this reference.

        COMPETITION IN HISTORICAL BUSINESSES

        The Company's Carolinas division competed with various dealers of comparable products located in North Carolina and South Carolina in the sale of its turf products directly to golf courses and other users of such equipment. The Company's management believes that its most significant competitors were a dealer that distributes Toro turf care products and dealers that distribute John Deere products. The Company is unable to estimate its share of the market in the area of operations of the Carolinas division, but believes that competition from dealers of comparable products did not significantly adversely affect its market share during fiscal 1993 but that such competition did adversely affect its market share during fiscal 1994.

        RSI Florida competed with various dealers of comparable products located in Florida. The Company's management believes that RSI Florida's most significant competitors were two organizations operating in south Florida that distribute Toro turf care products. The Company is unable to estimate its share of the market in the area of operations of RSI Florida, but believes that competition from dealers of comparable products did not significantly adversely affect its market share during fiscal 1993 but that such competition did adversely affect its market share during fiscal 1994.

        The various operations within the Company competed primarily on the basis of the performance of the product sold and the availability of service from its manufacturer-suppliers.

        ENVIRONMENTAL MATTERS

        The Company is subject to federal, state and local environmental laws and regulations. Information contained under the subheading "Legal Proceedings" in Part I, Item 3 hereof is incorporated herein by this reference. As discussed under the subheading "Legal Proceedings," the Company has incurred significant expenses in connection with environmental matters at the property formerly owned by Wiegmann & Rose.

        Additional contamination was discovered at that property during 1994. The extent of the additional contamination, the estimated cost of its remediation, and Wiegmann & Rose's responsibility for it have not yet been determined, but the clean-up costs for this additional contamination could be significant and could have a material adverse effect on the financial condition of the Company. In addition, there can be no assurance that changes in federal, state or local regulations, changes in regulatory policy, or the discovery of currently unknown problems or conditions, will not require substantial additional expenditures by the Company. Similarly, the extent of the Company's liability, if any, for past failures by it or its subsidiaries to comply with laws, regulations and permits applicable to their operations cannot be determined.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company leases approximately 1,545 square feet of floor space at 245 East Broad Street, Greenville, South Carolina, used for the Company's principal executive offices, under a month-to-month lease arrangement. The Company paid $9,440 in rental for this office space during fiscal 1993. Effective January 1, 1993, the monthly rental was reduced to $590, and effective September 1, 1993 the monthly rental was further reduced to $354. The office space is leased from Micco Corporation. Micco Corporation is owned by four shareholders, all of whom are beneficial owners of more than 5% of the outstanding common stock of the Company. One of the shareholders is a former Vice President and former director of the Company and one of the shareholders is the spouse of the Chairman of the Board of Directors and Chief Executive Officer of the Company. The Company believes that this lease contains provisions as favorable to the Company as could be obtained from a non-affiliated landlord. The Company intends to continue this lease on a month-to-month basis through December 31, 1996.

        The Company leases a metal and brick building, with floor space of approximately 70,000 square feet, at East Dixon Boulevard in Shelby, North Carolina. This building was formerly utilized by the Company as a warehouse, service and office building under a lease expiring in December 1995 at an annual base rental of $66,000 with a provision to pay the owner of the building the first $8,000 of any sublease rental received. The Company has sublet a portion of this building through December 31, 1995 at a monthly rental of $5,844.

        Through September of 1995, the Company leased approximately 11,600 square feet of floor space at Little River, South Carolina, at an annual rental of $40,800. This building consisted of office, showroom, warehouse and service areas, and formerly served as a branch facility for the Carolinas division. Pursuant to a sublease with Jacobsen with respect to this property, the Company received $3,000 monthly for six months beginning October 1, 1994, and $4,500 monthly for three months beginning April 1, 1995.

        The Company owned 1.4 acres of land in Hilton Head, South Carolina with a 10,800 square foot building consisting of office, showroom, warehouse and service areas. This property was sold during January of 1995 for a selling price of $630,000. The Company incurred selling expenses of approximately $58,000 in connection with this sale.

        The Company vacated its previous branch location in Columbia, South Carolina during 1992 by reason of the discontinuance of its outdoor power equipment product line in that year. The facility in Columbia, South Carolina consists of 14,650 square feet of office and warehouse space, and required an annual rental payment of $45,275 under terms of a lease that expired January 18, 1995.

        RSI Florida owns 2.5 acres of land with a 59,000 square foot building in Fort Lauderdale, Florida, and 2.03 acres of land with a 22,000 square foot building in Tampa, Florida. These properties were utilized by RSI Florida as warehouse, office and showroom space for the sale of turf care equipment prior to the cessation of the Company's business activities in August of 1994. The Fort Lauderdale, Florida property was leased during September of 1994 to Kilpatrick Turf Equipment, a successor turf care equipment dealer, on a month-to-month basis for $9,400 per month, terminable on 90 days' notice. The Company is responsible for the payment of utilities, taxes and building insurance with respect to this building. The Tampa, Florida property was leased during September of 1994 to Tresca Industries, a successor turf care equipment dealer, on a month-to-month basis for $2,400 per month, terminable on 90 days' notice. The Company is responsible for the payment of utilities, taxes and building insurance with respect to this building. Both the Fort Lauderdale and the Tampa leases are still in effect, and the Company has received no notice of termination with respect thereto. Both properties are listed for sale with Florida real estate brokers.

ITEM 3. LEGAL PROCEEDINGS

WIEGMANN & ROSE

        ENVIRONMENTAL LITIGATION

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

         In 1988, Wiegmann & Rose filed suit against NL Industries, Inc. ("NL") and Esselte Pendaflex Corporation ("Esselte"), and alleged that these two defendants were responsible for the contamination on the property. NL and Esselte filed third-party complaints against Triple A. This litigation was resolved December 31, 1991 through the entry of a consent decree (the "1991 Decree") that required NL to abate the contamination at Site R on the property diligently and to the satisfaction of the regulatory agencies. In effect, NL took over Wiegmann & Rose's obligations under its agreement with Triple A with respect to Site R. ("Site R" is the phrase used to describe the portion of the property formerly owned by Wiegmann & Rose that by 1987 had been targeted by the regulatory agencies for investigation and remediation.)

        During July of 1993, Triple A sued Wiegmann & Rose and RSI Corporation, the former parent corporation of Wiegmann & Rose and of the Company, and which is now known as Delta Woodside Industries, Inc. ("Delta Woodside"), alleging that Wiegmann & Rose breached the sales contract, breached the covenant of good faith and fair dealing implied in the contract, and maintained a continuing nuisance on the property as a result of a failure to abate the contamination within a reasonable time. In connection with the distribution of the Company's Common Stock to the shareholders of RSI Corporation in 1989, the Company indemnified RSI Corporation against certain types of potential liabilities and expenses, including those arising in connection with the lawsuit by Triple A. Triple A's complaint seeks special damages in excess of $2,700,000, general damages according to proof, and punitive damages of $1,000,000.

        The Triple A action, which was filed in the Contra Costa County, California Superior Court on July 19, 1993, was removed to the federal district court for the Northern District of California on August 25, 1993, and Wiegmann & Rose answered the complaint. The court granted Wiegmann & Rose's motion to reopen its previous litigation against NL, which was made with the intention of obtaining from the court a determination that NL had complied with the 1991 Decree (and therefore that Wiegmann & Rose had complied with its obligations to Triple A), or, failing that, that NL had failed to comply with the 1991 Decree (and therefore is responsible for any damages for events following the entry of the 1991 Decree).

        Wiegmann & Rose did not cause any of the contamination on the site. In addition, the Company had diligently proceeded to abate the contamination through the date of the 1991 Decree, and the terms of the 1991 Decree required NL, not the Company, to abate the contamination on Site R diligently and to the satisfaction of regulatory agencies. Based upon these facts, management believes that the allegations of Triple A are without merit, and is contesting the case vigorously.

        In April 1994, the court granted Wiegmann & Rose's motion for partial summary judgment, which effectively relieved Wiegmann & Rose from liability for events occurring before the entry of the 1991 Decree with respect to Site R. Wiegmann & Rose had argued, and the court apparently agreed, that in the 1991 Decree Triple A had released Wiegmann & Rose "for any and all liability for costs paid and services performed . . . through the date of this Decree that are related to remediation of hazardous substances at Site R or to this action." For events occurring after the date of its entry, the 1991 Decree provides that NL is principally responsible for the remediation of the portion of the property known as Site R, although Wiegmann

& Rose retains liability in the event that NL does not perform. The 1991 Decree did not address the liability of any party with respect to portions of the property outside Site R.

        Resolution of this case has been delayed because of a disagreement between Triple A and NL about which of them should be responsible for future maintenance of a protective cap installed at Site R. Triple A has suggested that it may dismiss the suit if this issue is resolved, and a settlement conference has been scheduled.

        Since the 1991 Decree, NL has been working towards completion of the remediation of Site R, and during 1994 requested that the California Environmental Protection Agency, Department of Toxic Substances Control ("California DTSC") declare that the remediation of Site R is complete. The California DTSC has requested additional commitments from NL and Triple A on future operation, maintenance, and sampling of Site R. The Company believes that NL has the financial ability to remediate Site R. This belief is based upon the Company's knowledge of the remediation of Site R that NL has performed to date, and upon the Company's review of the quarterly report of NL on Form 10-Q for the fiscal quarter ended September 30, 1995 (the "September 10-Q"). The September 10-Q indicates that, at September 30, 1995, the working capital of NL was $241,518,000 and that NL's working capital ratio was 2.0 to 1.0.

        During 1994 NL reported to the California DTSC that it has discovered additional contamination in the form of elevated levels of petroleum hydrocarbons or VOC's on the property at issue but adjacent to Site R. Such property is now owned by Triple A. Because the contamination is not within the boundaries of Site R, NL has taken the position to the California DTSC that it is not responsible for the remediation of this contamination. The extent of the contamination, the estimated cost of its remediation, and Wiegmann & Rose's responsibility for it have not yet been determined, but the cleanup costs and legal expenses related to this additional contamination could be significant and could materially and adversely affect the Company's financial position. The California DTSC has not yet requested remediation of this area of additional contamination. In the event that a claim is asserted against Wiegmann & Rose in connection with this additional contamination, Wiegmann & Rose expects to take the position that NL is primarily responsible for the additional contamination. However, no assurance can be given that Wiegmann & Rose will be successful in this matter and, if the matter were litigated, the litigation could take years.

        During fiscal 1994, the Company paid approximately $72,000 in legal expenses related to the Triple A lawsuit described above. During the year ended August 31, 1995, the Company incurred approximately $27,000 in legal and other expenses related to the Triple A lawsuit.

        ASBESTOS LITIGATION

        Wiegmann & Rose is also one of numerous defendants with respect to seven claims for exposure to asbestos, arising in the normal course of business. Six of these claims have been dismissed without prejudice with respect to Wiegmann & Rose, and the applicable statute of limitations has passed with respect to two of the dismissed claims. The six dismissed claims are made in the following lawsuits, in each case seeking unspecified damages for injury allegedly due to asbestos exposure: (i) Brophy v. Abex et al. (filed April 9, 1992), pending in the San Francisco, California Superior Court, seeks damages for wrongful death allegedly due to asbestos exposure. Wiegmann & Rose has been dismissed without prejudice in this action and the applicable statute of limitations has now passed, barring any subsequent action by the plaintiff against Wiegmann & Rose. (ii) Canga v. Abex et al. (filed March 18, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. Wiegmann & Rose has been dismissed without prejudice in this action. (iii) Jordison v. Abex et al. (filed January 21, 1994), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice. (iv) Barnes v. Abex et al. (filed December 3, 1993), pending in the San Francisco Superior Court, seeks damages for wrongful death allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice, and the applicable statute of limitation has passed, barring any subsequent action by plaintiff against Wiegmann & Rose. (v) Richardson v. Abex et al. (filed August 5, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice. (vi) Sorensen v. Abex et al. (filed July 20, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice.

        The one undismissed case, Hall v. Abex et al. (filed February 25, 1994), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The plaintiffs, husband and wife, allege that the husband was exposed to asbestos in Wiegmann & Rose's products and/or that he was exposed to asbestos on Wiegmann & Rose's premises. Demand has been made upon the plaintiffs to dismiss Wiegmann & Rose from the action. Discovery is incomplete, and the plaintiff husband was deposed in January 1995. Plaintiff husband testified that he was present on Wiegmann & Rose premises on several occasions, to oversee repairs/manufacturing being conducted by Wiegmann & Rose for his employer, Standard Oil, and to conduct certain tests on the machines/equipment being repaired by Wiegmann & Rose. Plaintiff husband, however, provided no testimony establishing a nexus between Wiegmann & Rose and any alleged asbestos exposure, other than his unsubstantiated belief. Discovery is incomplete, and the Company intends to defend this case vigorously. Plaintiffs in this action have made a settlement offer for a total of $2,998 to settle their claims, but Wiegmann & Rose has not yet responded to this offer. Wiegmann & Rose is one of approximately one hundred defendants in this case. Based upon financial information known to the Company, the Company believes that, in each of the above cases, several of the other defendants have greater financial resources than the Company.

        As to the asbestos claims, the Company believes substantial defenses are available. This belief is based upon the advice of the Company's counsel as to the existence of defenses stemming from the failure of the plaintiffs to establish asbestos exposure related to Wiegmann & Rose.

        INSURANCE

        The Company has contacted its two primary insurance companies relating to the environmental and asbestos claims against Wiegmann & Rose described above, and has received $134,000 from its insurers during fiscal 1995 in payment of certain of its defense costs incurred in 1995 and prior years with respect to these claims. The Company believes that the likelihood of continued recovery of defense costs relating to these claims pursuant to its current arrangements with these insurance companies is probable, but there can be no assurance that insurance coverage will be available to reimburse the Company to any extent for any damages or costs it must pay as a result of the settlement or adjudication of these claims.

HOLIDAY INNS, INC. LITIGATION

        RSI Corporation (now Delta Woodside), the former parent corporation of the Company, and Sparjax Corporation, RSI Corporation's now-dissolved subsidiary, are among several defendants in a lawsuit filed on July 29, 1993 by Holiday Inns, Inc. in the Circuit Court of the Fourth Judicial Circuit for Duval County, Florida. In connection with the distribution of the Company's Common Stock to the shareholders of RSI Corporation in 1989, the Company indemnified RSI Corporation against certain types of potential liabilities and expenses, including those arising in connection with the lawsuit by Holiday Inns, Inc.

        This suit seeks indemnification for payments made or to be made by Holiday Inns, Inc., as the guarantor, to the lessor for obligations under a land lease agreement allegedly in default. The lease agreement was commenced in 1967 and has a term of ninety-nine years. The lessor under the lease agreement was originally Fernandina Contractors, Inc., and by assignment is currently Sam Spevak. Holiday Inns, Inc. was the original lessee under the lease agreement. Payments under the lease agreement are the greater of $24,000 annually or the highest average annual payments during any five-year period during the first twenty (20) years of the lease, using a percentage of income formula.

        The lessee's interest in the lease agreement has been assigned to a series of parties including RSI Corporation and Sparjax Corporation. RSI Corporation was the lessee under the lease agreement from June, 1979 to August, 1979, and Sparjax Corporation was the lessee thereunder from August, 1979 to January, 1981. The current lessee is American Hotel Investors, Inc. ("AHI"). AHI allegedly has failed to make lease payments due under the lease agreement and otherwise to comply with its obligations under the lease agreement.

        Holiday Inns, Inc. has alleged that Sparjax Corporation, which is the assignee of the lease agreement from RSI Corporation, is in breach of a written Indemnification Agreement executed by Sparjax Corporation in favor of Holiday Inns, Inc. upon its assumption of the lease agreement in 1979. All of the outstanding common stock of Sparjax Corporation was acquired by RSI Corporation during fiscal 1983, and Sparjax Corporation was dissolved by forfeiture during fiscal 1990. In connection with such dissolution, no material assets were distributed from Sparjax Corporation to RSI Corporation. Other than as described herein, there is no contractual relationship whatsoever between RSI Corporation and Holiday Inns, Inc.

        On or about September 23, 1992, Sam Spevak filed a lawsuit against Holiday Inns, Inc. for allegedly failing to pay monthly rent under the lease agreement. This lawsuit is pending in the Circuit Court of the Fourth Judicial Circuit, in and for Duval County, Florida. On May 4, 1993, Sam Spevak filed a Second Amended Complaint seeking from Holiday Inns, Inc. unpaid rent, unpaid taxes, interest, attorney fees and costs. On November 19, 1993, Sam Spevak filed a Third Amended Complaint in the Court seeking from Holiday Inns, Inc. unpaid rent, unpaid taxes, attorneys fees and costs, and seeking a declaratory judgment against Holiday Inns, Inc. to establish whether or not Holiday Inns, Inc. is liable for costs of repair and maintenance to the leased premises. Holiday Inns, Inc. amended its complaint to assert similar claims against all subsequent lessees (including RSI Corporation and Sparjax Corporation) under the lease agreement, seeking indemnification against sums paid or to be paid to Sam Spevak pursuant to his lawsuit. (Currently Holiday Inns, Inc. claims to have paid the lessor in excess of $260,000 to date as a result of the lawsuit. The Company has no independent information with respect to the particulars of the payment of this sum.)

        The potential maximum amount of Holiday Inns, Inc.'s exposure for rent under the lease, reduced to present value, has been estimated by counsel to be approximately $3,500,000. In addition, should the court determine that Holiday Inns, Inc. has an obligation to pay the cost of repairs and maintenance incurred to date and throughout the balance of the lease term, the amount of such costs could be substantial but cannot be quantified with any reasonable degree of accuracy. The Company believes the existing motel property is in a state of disrepair such that it is not commercially usable.

        RSI Corporation denies its alleged liability to Holiday Inns, Inc. and intends to defend this matter vigorously. Upon a motion of counsel for RSI Corporation, Holiday Inns, Inc.'s claims against RSI Corporation were dismissed without prejudice, but Holiday Inns, Inc. has filed an Amended Complaint to reinstate certain of its claims, and to add a claim for equitable subrogation, against RSI Corporation and Sparjax Corporation. Counsel for RSI Corporation and Sparjax Corporation has answered the equitable subrogation claim, and has moved for dismissal with prejudice with respect to the claims that have previously been dismissed.

        The deposition of James "Duke" Williams, a critical witness in the case, has now been taken. Mr. Williams was involved in a contract to assume the lease from Holiday Inns, Inc., which contract was later canceled by Holiday Inns, Inc. The parties are presently scheduling the depositions of other important fact witnesses. These include Mr. Spevak and several of the lesser officers of Holiday Inns who were involved in the negotiations to cancel the lease with Mr. Williams. The mediation conference held in January, 1995 was not successful. No trial date has been set.

        If found liable for any sum as a result of Holiday Inns, Inc.'s claims, the Company believes RSI Corporation and Sparjax Corporation would have a claim in equity against AHI, the current and allegedly defaulting lessee under the lease agreement, and its principal shareholders, who guaranteed AHI's obligations under the lease. AHI is a private corporation and the Company has no information regarding the financial ability of AHI or its principal shareholders to perform AHI's obligations under the lease or to reimburse any third party for any payments made under the lease as a result of the lawsuit described above.

        The ultimate outcome of this matter is not known. No provision has been made in the accompanying financial statements for any liability which may result from this matter.

        OTHER LITIGATION

        On January 12, 1995, a Mr. Cesar A. Cuenca served a complaint against the Company in the 11th Judicial Circuit Court, Dade County, Florida seeking damages in excess of the minimal jurisdictional amount of the Court, exclusive of costs and interest, and demands costs of this action together with such further relief as the Court shall deem fit. The Plaintiff alleges that he was injured while operating a vehicle that was sold by the Company. The Complaint also named the manufacturer of the vehicle. The manufacturer has accepted, under reservation of rights, defense of the Company regarding this matter. This matter is still in the discovery stage. The plaintiff recently amended the complaint to add the School Board of Dade County as a defendant for negligent maintenance of the subject premises. The Company believes, based on the arrangements with the manufacturer of the vehicle and the Company's own insurance, that this action should not have a material adverse effect on the Company's financial position.

        On February 4, 1994, a Mr. Everette Moncur and Edwina Moncur, his wife, served a complaint against the Company in the 17th Judicial Circuit Court, Broward County, Florida seeking damages in excess of $15,000 for injuries sustained while operating a turf care product sold by the Company. The complaint also named the manufacturer of the product. The manufacturer and its insurance carrier have accepted defense of the Company regarding this matter. The Company believes, based on the arrangements with the manufacturer, the manufacturer's insurance company, and the Company's own insurance, that this action should not have a material adverse effect on the Company's financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of securities holders during the fourth quarter of the Company's 1995 fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is traded in the over-the-counter market by NASDAQ. The high and low bid quotations of the Company's Common Stock are set forth below for the fiscal quarters indicated, as reported by NASDAQ for such periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                       1995                                1994
                                                       ----                                ----
             Fiscal                         High               Low              High               Low
             ------                         ----               ---              ----               ---
             First Quarter                   .18               .05               .15             .0625
             Second Quarter                  .18               .07               .15               .10
             Third Quarter                   .08               .07               .15            .03125
             Fourth Quarter                  .08               .07              .125               .02

        As of October 31, 1995, the Company had approximately 750 shareholders of record.

        The Company paid no cash dividends with respect to its Common Stock during fiscal 1995, 1994 and 1993, and does not intend to pay cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALE OF ASSETS

        During July of 1994, the Company was notified by the Jacobsen Division of Textron, Inc. ("Jacobsen"), its principal supplier of turf care products, that after October 31, 1994 the Company would no longer be authorized to sell Jacobsen products. Because substantially all of the Company's assets were related to the turf care business and the Company would no longer be authorized to sell the products of its primary supplier, the Board of Directors determined in July of 1994 that the Company should cease its existing business operations and sell the operating assets of the Company. Accordingly, the Company ceased substantially all of its existing business operations by August 31, 1994. The Company received shareholder approval of its plan to sell substantially all of the Company's assets (the "Sale of Assets") at its annual meeting of shareholders held on January 17, 1995.

        The holders of an aggregate of 167,591 shares of Common Stock dissented from the Sale of Assets. These holders are entitled under North Carolina law to receive the "fair value" of their shares of Common Stock as determined in accordance with North Carolina law. The Company has not yet determined the "fair value" of these shares. It intends to make this determination promptly following the sale of the two substantial remaining real estate holdings of the Company, described further below, as part of the consummation of the Sale of Assets. Although these parcels are being offered for sale, the Company has not yet been able to sell these properties at prices deemed acceptable by the Company, and is unable to predict when and if these parcels may be sold.

        The Company's activities during fiscal 1995 have consisted primarily of implementing the Sale of Assets. The following paragraphs describe such activities and the composition of the net assets of the Company as at August 31, 1995.

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents in the amount of $1,472,000, as of August 31, 1995 included United States treasury bills with a maturity of three months when purchased and having a cost basis of $1,115,000. Cash in excess of the amounts invested in United States treasury bills is invested as available in a bank master note, which may be liquidated by the Company to meet its cash needs on a daily basis. The Company earned $40,000 on its investments during the year ended August 31, 1995.

        ACCOUNTS RECEIVABLE

        As of August 31, 1995, the Company's estimate of the net realizable value of total accounts receivable was $27,000, as compared to $1,732,000 at August 31, 1994. Collections of accounts receivable from former customers during the year ended August 31, 1995 were approximately $1,764,000, reflecting collections in excess of the Company's estimate of the net realizable value of these accounts receivable as at the end of the 1994 fiscal year. The remaining accounts receivable as at August 31, 1995 have a face value of $131,000, but have been reduced by an aggregate of $104,000 to reflect the Company's estimate of the net realizable value of the accounts receivable. Of these remaining accounts receivable, accounts receivable with a face value of $105,000 were due from customers, and the remaining $26,000 in face value of accounts receivable consists of miscellaneous receivables arising in the ordinary course of business.

        The Company is using its best efforts to collect the remaining amounts owed to it. There is no assurance, however, that the Company will be successful in its collection efforts. During fiscal 1995, the Company experienced difficulty in collecting these remaining accounts receivable. Unpaid amounts at August 31, 1995 of approximately $93,000 in face value of accounts receivable are in the hands of either attorneys or collection agencies to collect. The fees of such attorneys and collection agencies for collection are up to approximately 40% of the amount recovered. The Company will attempt to recover its collection costs from the customers, but there is no assurance that it will be successful in these efforts. The remaining $38,000 in face value of accounts receivable are either the subject of the Company's collection efforts or are deemed uncollectible.

        INVENTORY

        During September of 1994, the Company negotiated with Jacobsen to repurchase substantially all of the Company's Jacobsen inventory, and to purchase certain non-Jacobsen inventory at the Carolinas locations. The Company also negotiated with certain successor dealers of Jacobsen products to purchase a substantial portion of the Company's non-Jacobsen inventory at the Florida locations. The manufacturer of a significant portion of the Company's non-Jacobsen inventory had refused to repurchase from the Company its unsold inventory manufactured by it. The Company believes that it was able to reduce its continuing operating losses and to receive more favorable prices by selling both the Jacobsen and a large portion of the non-Jacobsen inventory to Jacobsen and the successor dealers prior to the expiration of the Company's status as a Jacobsen dealer. The Company believes that Jacobsen was willing to expedite the purchase of the Jacobsen inventory and to purchase certain non-Jacobsen inventory because expediting the transfer allowed Jacobsen and its successor dealers to minimize the interruption of service to the Company's customers. The Company believes that the prices received under these arrangements with Jacobsen and its successor dealers exceeded the amounts that it would have received if it had attempted to sell the inventory to inventory liquidators in the open market.

        The change in net assets attributable to the liquidation of inventory of $5,873,000 during the year ended August 31, 1995 resulted primarily from the sale of the Company's inventory of turf care equipment and supplies to Jacobsen and two of its dealers during September and October of 1994. After the retirement of floor plan debt associated with this inventory, the Company realized approximately $1,750,000 from the liquidation of inventory.

        After the sales to Jacobsen and its successor dealers described above, a substantial portion of the remaining inventory held by the Company at August 31, 1994 consisted of boat trailers held for resale. The Company used its best efforts to sell the remaining inventory of boat trailers, including a reduction of its prices offered to dealers in January, 1995 to prices that would cover the Company's cost of the inventory and associated delivery costs. After the dealers purchased all that they wished at these reduced prices (approximately $62,000), the Company then negotiated to return to its supplier substantially all the remaining inventory at current cost prices for current inventory and reduced prices for non-current inventory. The Company received a settlement of $28,000 for its remaining inventory of boat trailers during April 1995. Boat trailers sold to dealers during the year ended August 31, 1995 aggregated approximately $179,000.

        PROPERTY AND EQUIPMENT

        The Company listed its property in Fort Myers, Florida for sale during May of 1994, and sold the property during October of 1994 for the aggregate sum (before selling expenses) of $800,000. The Company applied the proceeds of the sale of this property to pay the associated bank mortgage, having a balance as of

August 31, 1994 of $372,000, and to pay off $315,000 remaining on the Company's term debt with the same bank, which had a balance at August 31, 1994 of $425,000. The Company incurred selling expenses of approximately $66,000 in connection with such sale.

        During January of 1995, the Company sold its property at Hilton Head, South Carolina for the aggregate sum (before selling expenses) of $630,000. The Company applied the proceeds of the sale of the property to pay the associated bank mortgage having a principal balance $191,000. The Company incurred selling expenses of approximately $58,000 in connection with such sale.

        The Company's remaining unsold real properties are owned by RSI Florida, and consist of 2.5 acres of land with a 59,000 square foot building in Fort Lauderdale, Florida, and 2.03 acres of land with a 22,000 square foot building in Tampa, Florida. These properties were utilized by RSI Florida as warehouse, office and showroom space for the sale of turf care equipment prior to the cessation of the Company's business activities in August of 1994. The properties have an estimated liquidation value of $1,559,000 (net of estimated selling expenses), and are not subject to any debt. The estimated liquidation values are based in part upon an independent appraisal of the Fort Lauderdale property, dated March 11, 1994, indicating a market value for that property of $1,200,000, and an independent appraisal of the Tampa property, dated March 21, 1994 (updated effective October 10, 1995), indicating a market value for that property of $530,000, which appraisals and market values have not been independently verified by the Company (the "Appraisals"). The Appraisals each assume a "reasonable" marketing time for each property (assumed to be six months to one year by the Fort Lauderdale appraisal and one year with respect to the Tampa property), as well as various other material assumptions set forth in the Appraisals, as bases for the estimated value of each property. There is no assurance that the Company will realize sales prices for the properties comparable to the values estimated for each property by the Appraisals or that the other assumptions set forth in the Appraisals will prove to be accurate to any extent.

        The Company has been unable to sell these properties to date at prices deemed acceptable to the Company, but is actively engaged in marketing the properties. The properties are listed for sale with Florida commercial real estate brokers at prices somewhat higher than the market values indicated by the Appraisal for each property. During fiscal 1995 the Company entered letters of intent to sell the Fort Lauderdale property with two different potential purchasers at prices below but comparable to the property's value indicated by its Appraisal. These offers were deemed acceptable by the Company, but were withdrawn due to failure to obtain the necessary rezoning in one case and failure to obtain acceptable financing in the other. The Company is currently negotiating with an adjoining landowner with respect to sale of the Fort Lauderdale property at a price comparable to the first two offers, but there is no assurance that the current negotiations will result in the sale of such property. With respect to the Tampa property, during fiscal 1995 the Company engaged in negotiations with two serious potential buyers out of a number of interested parties, but neither of those potential buyers now appears likely to consummate a purchase. In addition, the Company has received oral expressions of interest from Tresca Industries, the current lessee of the Tampa property, and is currently holding a written offer from another potential buyer, but neither of these offers is at a price deemed acceptable by the Company.

        The Company believes, in light of the fact that its current liquidity requirements are covered by its existing cash and cash equivalents, that it is in the best interest of the Company to continue to hold these properties in an attempt to realize their market values. The level of interest in the properties, as well as the nature of the markets in which the properties are located, lead the Company to believe that, given adequate marketing time, there is a reasonable likelihood that the Company will be able to realize sale prices comparable to the values for the properties indicated by the Appraisals. However, there can be no assurance that the Company will be successful in locating buyers for these properties at such prices. Further, in the event expenses and costs arising out of the Company's contingent liabilities or other expenses of liquidation exceed its liquid resources, the Company may be forced to reduce the price of either or both of these properties in order to induce a rapid sale. There is no assurance that any buyer will be available even at such reduced price. See Part I, Item 3 - "Legal Proceedings."

        The Company also negotiated during September of 1994 to sell substantially all of its furniture and fixtures, machinery and equipment and certain delivery equipment to Jacobsen and the Company's successor dealers.

        LEASED PROPERTIES

        For a description of the Company's arrangements with respect to its current and prior lease obligations, as well as its income from leasing activities, reference is made to Part I, Item 2. - "Description of Property," which is incorporated herein by this reference.

        APPLICATION OF PROCEEDS OF SALE OF ASSETS DURING FISCAL 1995


        The Company's floor plan debt of approximately $4,123,000 was paid with proceeds from the sale of inventory to Jacobsen. Accounts payable in the aggregate amount of approximately $574,000 were paid during fiscal year 1995 out of proceeds of the Sale of Assets. In addition, the Company paid off its $656,000 Fort Lauderdale, Florida mortgage note and the then outstanding balance of $100,000 on its bank line of credit during October of 1994 with such proceeds. During December of 1994, the Company settled its capital lease obligation to IBM with respect to certain computer equipment for a payment of $83,000. During January of 1995, the Company paid outstanding deferred compensation obligations in the aggregate amount of $54,000.

        At August 31, 1994, the Company owed subordinated and unsubordinated debt to certain of its shareholders and their donees in the aggregate amount of $314,000. The subordinated portion of this debt was released from the applicable subordination agreement during October of 1994 when the bank debt to which it was subordinated was paid. Such $314,000 debt bore interest at 7% and was due during January of 1996. The Company paid off this debt during January of 1995 so as to reduce the interest expense that it would incur during 1995. Principal payments with respect to this debt were as follows: Central Wesleyan College, $10,000; Furman University, $20,000; Clemson University, $10,000; William R. Kimball, a former director of the Company, $100,000; and the following adult children of Buck Mickel, the Chairman of the Board of Directors and Chief Executive Officer of the Company: Buck A. Mickel, a former vice-president, $54,000; Charles C. Mickel, $60,000; and Minor M. Shaw, $60,000.

        RETIREMENT AND CONTINUING COMPENSATION

        Mr. C. C. Guy, President of the Company, and Mr. Charles M. Bolt, President of Distribution of the Company, retired from their positions as officers of the Company effective January 17, 1995. In addition, Mr. Buck A. Mickel resigned as vice president of the Company effective January 17, 1995, but continues as President of Wiegmann & Rose at a monthly salary of $2,500 payable by the Company. The Company agreed to continue to pay Mr. Bolt at the annual rate of $100,000 for one year after his retirement. The Company agreed to continue to pay Mr. Guy his salary for six months after his retirement (a total of $24,000 over six months). The Company had originally agreed to continue to pay Mr. Buck A. Mickel his monthly salary of $2,500 through June 30, 1995, but in light of the continuing need to oversee the management of the legal contingencies of Wiegmann & Rose, the Company has agreed to continue to pay such compensation to Mr. Buck A. Mickel during the time that his assistance is needed in efforts to resolve such contingencies. During the period through August 31, 1995, Mr. Guy has been available for consultation, and Mr. Bolt has continued to assist in liquidating the assets of the Company. The Company determined that the salary continuation arrangements were appropriate, notwithstanding the Company's financial condition, because of each officer's long years of service to the Company, continued involvement in the affairs of the Company, and anticipated value as a consultant to the Company.

        ADJUSTMENT TO LIQUIDATION BASIS

        Because the Company decided in 1994 that it should cease its existing business operations and sell substantially all of its operating assets, the Company has reported its financial position on the liquidation basis of accounting for the years ended August 1994 and 1995. In the liquidation basis of accounting, assets are valued at their net realizable value (rather than at their net historical cost), and liabilities include estimated costs associated with carrying out the sale of substantially all of the assets of the Company.

        At August 31, 1994, in accordance with the liquidation basis of accounting, assets were restated to estimated realizable value net of estimated costs of sale, and liabilities were adjusted to include all estimated costs associated with carrying out the Sale of Assets. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in carrying value of $1,408,000, which is included in the consolidated statement of operations. The net book value of property and equipment was adjusted up by $630,000 to estimated net realizable value. Inventories stated at their historical cost (last-in, first-out) were adjusted down by $447,000 to their estimated net realizable value. The adjustment to other assets and liabilities resulted in additional costs of $34,000. Additional costs of $1,557,000 were recorded to include additional expenses that the Company expected to incur during the period of liquidation through December 31, 1995. These costs included anticipated legal fees, accounting and auditing fees, salaries and severance pay, lease commitments through the expiration of the leases, property taxes, insurance and other overhead items that the Company expected to incur prior to December 31, 1995.

        At August 31, 1994, management believed that it would be able to complete the Sale of Assets by December 31, 1995, and the costs estimated at that time by the Company to be incurred during the period of liquidation were based upon that assumption. However, certain properties of the Company have not been sold, and the Company has extended the period of liquidation. Management currently estimates that it will be able to complete the Sale of Assets by December 31, 1996, though there can be no assurance that this goal will be achieved. See Part II, Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sale of Assets - Property and Equipment" for a discussion of the Company's efforts to sell its remaining properties.

        At the end of fiscal year 1995, net assets were higher than at the end of fiscal year 1994 by $213,000. This increase reflects the changes in the Company's estimates of the following items: increase of rental income of $280,000, increase of interest earned of $58,000, increase in recovery from insurance companies of legal fees paid in the amount of $134,000, increase in collections of accounts receivable in the amount of $36,000, and an increase in estimated costs during the period of liquidation of $295,000. The increase in estimated costs during the period of liquidation results primarily from extending the period of liquidation from December 31, 1995 to December 31, 1996.

        At August 31, 1995, the Company had accrued $369,000 to record all known expenses incurred through August 31, 1995, but not yet paid. As of August 31, 1995 the Company's estimated costs to be incurred during the remaining period of liquidation through December 31, 1996 were $544,000 as compared to $1,557,000 through December 31, 1995 at August 31, 1994. This reduction of $1,013,000 resulted primarily from payments made by the Company and adjustments to expense categories based on costs incurred during the year ended August 31, 1995. These costs include costs expected to be incurred in connection with the consummation of the Sale of Assets during the liquidation period through December 31, 1996, including anticipated legal fees ($106,000), accounting and auditing fees ($31,000), salaries ($221,000), lease commitments ($40,000), property taxes ($64,000), insurance and other overhead items ($39,000), shareholder relation expenses ($16,000), administrative office expenses ($10,000), and the Company's estimate of unforeseen costs ($17,000) that the Company expects to incur during the remaining liquidation period through December 31, 1996. These amounts are only estimates, however, and there is no assurance that management will be able to complete the Sale of Assets during this period or that known and unknown contingencies will not require the Company to make significant additional expenditures.

        PLANNED FISCAL YEAR 1996 ACTIVITIES

        During fiscal 1996, proceeds of the Sale of Assets will continue to be applied first to the payment of expenses related to the liquidation of the Company's assets, next to pay or make provisions for the payment of contingent liabilities of the Company, and next to pay "fair value" to the holders of the 167,591 shares of Common Stock dissenting from the Sale of Assets. There is no assurance that the Company's proceeds from the sale of its remaining assets will be sufficient to cover these expenses.

        The Company currently intends to use the assets, if any, remaining after the consummation of the Sale of Assets and the payment or provision for payment of the foregoing items to acquire, invest in, or commence another business enterprise. In addition to continuing to implement the liquidation of the Company's assets, the Company plans during fiscal 1996 to seek to identify a suitable new business in which to engage or invest. The Company has reviewed a number of potential business opportunities, and has held discussions with respect to certain of such opportunities, but to date no suitable business enterprise has been identified by the Company.

HISTORICAL RESULTS OF OPERATIONS

        Net sales for the year ended August 31, 1994 were $16,227,000. Net sales of turf care products to golf courses and other end-users of these products were $15,998,000, representing 99% of total net sales during fiscal 1994. Losses from continuing operations were $(3,409,000) or $(.43) per share during the 1994 fiscal year.

        HISTORICAL CAROLINAS OPERATIONS

        Net sales by the Carolinas operating division of the Company, principally in North Carolina and South Carolina, and to a lesser extent West Virginia and Virginia, decreased by $1,370,000 (17%) in fiscal 1994 as compared to fiscal 1993. Net sales of turf products to golf courses and other users by the Carolinas operating division were $6,713,000 in fiscal 1994. The decrease in net sales was due principally to a reduction in sales volume and not price reductions during fiscal 1994.

        Management of the Company believes that the decreases in sales by the Carolinas operations of turf care products to golf courses and other users during fiscal 1994 as compared to fiscal 1993 can be attributed primarily to increased competition by two dealers of competing turf care products in the Carolinas sales territory. In addition, on July 29, 1994 the Company announced that it would no longer be authorized to sell Jacobsen products after October 31, 1994. The Company believes that this announcement adversely affected sales levels in August of fiscal 1994.

        HISTORICAL FLORIDA OPERATIONS

        Net sales of RSI Florida, the Company's wholly owned subsidiary with a principal sales area of the west coast and southern areas of Florida, were $9,514,000 in fiscal 1994. This represents a decrease of 14% in sales of turf care products by RSI Florida in fiscal 1994 as compared to fiscal 1993. Sales of RSI Florida include sales of boat trailers in the amount of $629,000 during fiscal year 1994. The Company believes that the decrease in net sales in Florida during fiscal 1994 were primarily the result of the non-renewal of dealer agreements with Ransomes America, Inc., as discussed below, and competitive pressure on prices.

        Effective December 31, 1993, RSI Florida's dealer agreement with Ransomes America Corporation, the supplier of Cushman, Ransomes, and Ryan turf care equipment, expired and was not renewed. Management of the Company believes that Ransomes America Corporation changed its marketing strategy to reduce the number of its dealers that also were dealers of the Jacobsen line and to establish dealers that were dedicated to the Ransomes, Cushman and Ryan products. This is the result of both companies' expanding their product lines so that they are now manufacturing competing product lines. Net sales of these products by the Company in Florida during fiscal 1994 were $670,000. Net sales of these products in Florida represented 4% of total net sales of the Company during fiscal 1994. The Company also ceased selling turf care equipment manufactured by National Mower Company in Florida during fiscal 1994. This has historically been a low volume product line by the Company, and management believes that this had a negligible effect on net sales and net income during fiscal 1994.

        HISTORICAL GROSS PROFIT

        The consolidated gross profit margin of the Company was 22.9% in fiscal 1994. The decrease in gross profit margins in fiscal 1994 as compared to fiscal 1993 were primarily in response to the Company's pricing its equipment at lower margins in response to competitive pressures in the marketplace.

        HISTORICAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Consolidated selling, general and administrative expenses were $5,222,000 during fiscal 1994, representing a percentage of net sales of 32.2%, and were less than comparable expenses for fiscal 1993 by $173,000. The decreases in selling, general and administrative expenses during fiscal 1994 as compared to fiscal 1993 include expense reductions that were phased in during fiscal 1993 as commitments expired during the downsizing that began in fiscal 1992. These expense reductions include reduced depreciation expense and the elimination of directors and officers insurance as of December 1992. Rental expense was reduced by negotiating reduced rentals on the property in Shelby, North Carolina and by leasing certain excess warehouse space to a third party. During fiscal 1994 the unvested portions of incentive stock awards previously granted pursuant to the Company's Incentive Stock Award Plan to several employees and executive officers were canceled, resulting in the reversal of the prior year accrual of $13,000 against the 1994 loss. Fiscal 1994 expenses include $128,000 (primarily legal costs) relating to lawsuits against Wiegmann & Rose described in Part I, Item 2 - "Legal Proceedings." Fiscal 1994 selling, general and administrative expenses also include $101,000 relating to the boat trailer distribution business. When expressed as a percentage of net sales, selling, general and administrative expenses were higher during fiscal 1994 than during fiscal 1993 because of the lower net sales during fiscal 1994.

        HISTORICAL INTEREST EXPENSE

        Consolidated interest expense was $387,000 during fiscal 1994. The weighted average interest rate paid on short-term borrowings during fiscal 1994 was 8.37% as compared to 8.11% during fiscal 1993. The decrease in interest expense during fiscal 1994 as compared to fiscal 1993 was primarily the result of decreases in long-term debt. The increase in the weighted average interest rate paid during fiscal 1994 as compared to fiscal 1993 was the result of increases in the prime rate.

        REDUCTION IN CARRYING VALUE OF REAL ESTATE

        During May 1994 the Company recorded a charge to expense of $300,000, representing the excess carrying value over the estimated net realizable value of property located in Fort Lauderdale, Florida, net of estimated selling expenses. This charge resulted from an independent appraisal of the building and associated land that was being used at the time of the appraisal as an operating facility of the Company in Fort Lauderdale, Florida. The property was listed for sale during May 1994. Subsequent to August 31, 1994, the Company discontinued its operations at this facility and executed a month to month lease with a successor dealer at the monthly rate of $9,400. This lease is still in effect, and to date no notice has been received by the Company regarding termination of this lease.

LIQUIDITY AND CAPITAL RESOURCES

        ANTICIPATED LIQUIDITY REQUIREMENTS

        As discussed below under "Cash and Cash Equivalents" and "Debt Arrangements," the Company has substantial cash liquidity and borrowing capability, and anticipates that such capital resources will be sufficient to enable the Company to pay ordinary expenses expected to arise during the remaining period of liquidation of Company assets and identification of a new business enterprise in which to engage or invest. Further, the Company currently anticipates that it will be able to sell its remaining assets (other than cash and cash equivalents) by December 31, 1996, which sales will provide additional liquidity to the Company. There can be no assurance, however, that the Company will be able to sell the remainder of its assets or to identify a suitable business in which to engage or invest during this period. If this transition period is extended, the Company may not have sufficient proceeds to cover its anticipated expenses, and may be required to register under the Investment Company Act of 1940, as amended, during such period. The Company is unable to predict with certainty when the Fort Lauderdale property and Tampa property will be sold, but has estimated costs during the remaining period of liquidation based on such sales occurring by December 31, 1996.

        In addition, the Company will continue to incur legal expenses relating to its contingent liabilities. The Company plans to continue to attempt to settle its contingent liabilities during fiscal 1996, but it cannot estimate when these will be settled or the ultimate outcome of the lawsuits or environmental matters described above under Item 3 of Part I, "Legal Proceedings" or of any unknown contingencies. There can be no assurance that the Company's cash balances will be sufficient to allow it to meet its recorded liabilities and any known or unknown contingent liabilities. The ultimate outcome of these contingencies is not known. No provision has been made in the accompanying financial statements for any liability which may result from these matters, except for an estimate of the legal costs that the Company expects to incur in the defense of these matters.

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents in the amount of $1,472,000 as of August 31, 1995 included United States treasury bills with a maturity of three months when purchased and having a cost basis of $1,115,000. Cash in excess of the amounts invested in United States treasury bills is invested as available in a bank master note, which may be liquidated by the Company to meet its cash needs on a daily basis. The Company earned $40,000 on its investments during the year ended August 31, 1995.

        DEBT ARRANGEMENTS

        During November of 1994, the Company executed with a bank a $500,000 revolving unsecured line of credit that expired during March 1995 (the "Line of Credit"). During March of 1995 the Company and the bank extended the expiration date of the Line of Credit through December 31, 1995. Amounts outstanding under the Line of Credit bear interest at the bank's prime rate. The Line of Credit was not used during the year ended August 31, 1995 and may only be used to meet the Company's short-term obligations during the period of consummation of its Sale of Assets. The Line of Credit does not contain any financial covenants, and is guaranteed by Mr. Buck Mickel, Chairman of the Board of Directors, Chief Executive Officer, and a shareholder of the Company.

ITEM 7.  FINANCIAL STATEMENTS

         The response to this Item is set forth on pages F-1 through F-19 and submitted as a separate section of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under Items 9, 10, 11 and 12 of Part III is incorporated herein by reference to the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

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

3.2.1 By-laws of RSI Holdings, Inc., as amended: Incorporated by reference to Exhibit 3.2.1 to the Form S-4.

4.1            See Exhibits 3.1, 3.1.1 and 3.2.1.

4.1.1          Specimen of Certificate for RSI Holdings, Inc., common stock:
               Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

10.5 Promissory Note by and between the Registrant and Branch Banking and Trust Company, dated November 3, 1994: Incorporated by reference to Exhibit 10.9 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1994, File No. 0-18091 ("the 1994 10-K").

10.5.1 Guarantee Agreement by and between Buck Mickel and Branch Banking and Trust Company dated October 19, 1994: Incorporated by reference to Exhibit 10.9.1 to the 1994 10-K.

10.6 Letter Agreement by and between the Registrant and Branch Banking and Trust Company dated November 4, 1994: Incorporated by reference to Exhibit 10.10 to the 1994 10-K.

*10.10         RSI Holdings, Inc., Stock Option Plan, including an amendment:
               Incorporated by reference to Exhibit 10.9 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1990, File No. 0-18091.

*10.10.1       Amendment to Stock Option Plan: Incorporated by reference to
               Exhibit 10.9.1 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1992, as amended, File No. 0-18091.

10.11.2 Jacobsen Division of Textron, Inc. floor plan terms letter - 1992-93: Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant filed with the Securities and

               Exchange Commission for the fiscal quarter ended February 28, 1994, File No. 0-18091 (the "February, 1994 10-Q").

10.11.3 Jacobsen Division of Textron, Inc. floor plan terms letter - 1993-94: Incorporated by reference to Exhibit 10.2 to the February, 1994 10-Q.

10.11.4 Letter Agreement by and between the Registrant and the Jacobsen Division of Textron, Inc. dated July 28, 1994: Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed with the Commission on August 1, 1994, File No. 0-18091.

10.12 Letter Agreements by and between the Registrant and the Jacobsen Division of Textron, Inc., dated October 25, 1994 and September 15, 1994: Incorporated by reference to Exhibit 10.16 to the 1994 10-K.

10.13 Letter Agreement by and between the Registrant and Kilpatrick Turf Equipment dated September 8, 1994: Incorporated by reference to Exhibit 10.17 to the 1994 10-K.

10.14 Letter Agreement by and between the Registrant and Tresca Industries dated September 15, 1994: Incorporated by reference to Exhibit 10.18 to the 1994 10-K.

10.15 Subordinated Promissory Notes by the Registrant dated as of August 31, 1993 in favor of William R. Kimball: Incorporated by reference to Exhibit 10.14 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1993, File No. 0-18091 (the "1993 10-K").

10.16 Subordinated Promissory Notes by the Registrant dated as of August 31, 1993 in favor of Buck Mickel: Incorporated by reference to Exhibit 10.15 to the 1993 10-K.

10.17 Subordinated Promissory Notes by the Registrant dated as of August 31, 1993 in favor of Buck Mickel: Incorporated by reference to Exhibit 10.16 to the 1993 10-K.

10.18 Promissory Note and Security Agreement by and between the Registrant and Branch Banking and Trust Company, dated December 31, 1993: Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended November 30, 1993, File No. 0-18091 (the "November, 1993 10-Q").

10.19 Subordinated Promissory Note by the Registrant dated as of December 25, 1993 in favor of Minor M. Shaw: Incorporated by reference to Exhibit 10.2 to the November 1993 10-Q.

10.20 Promissory Note by the Registrant dated as of December 25, 1993 in favor of Minor M. Shaw: Incorporated by reference to Exhibit
               10.3 to the November, 1993 10-Q.

10.21 Subordinated Promissory Note by the Registrant dated as of December 25, 1993 in favor of Buck A. Mickel: Incorporated by reference to Exhibit 10.4 to the November, 1993 10-Q.

10.22 Promissory Note by the Registrant dated as of December 25, 1993 in favor of Buck A. Mickel: Incorporated by reference to Exhibit
               10.5 to the November, 1993 10-Q.

10.23 Subordinated Promissory Note by the Registrant dated as of December 25, 1993 in favor of Charles C. Mickel: Incorporated by reference to Exhibit 10.6 to the November, 1993 10-Q.

10.24 Promissory Note by the Registrant dated as of December 25, 1993 in favor of Charles C. Mickel: Incorporated by reference to
               Exhibit 10.7 to the November, 1993 10-Q.

10.25 Agreement by and between the Registrant and Carl Lipscomb and his assigns dated September 16, 1994: Incorporated by reference to Exhibit 10.29 to the 1994 10-K.

21.            Subsidiaries of the Registrant.

23.            Consent of Ernst & Young LLP, Independent Auditors.

27.            Financial Data Schedule (For SEC use only)

99. Consent Decree and Judgment dated December 31, 1991 entered by the United States District Court for the Northern District of California in Wiegmann & Rose International Corp., a South Carolina corporation, plaintiff, v. NL Industries, Inc., a New Jersey corporation, and Esselte Pendaflex Corporation, a New York corporation, defendants; NL Industries, Inc., a New Jersey corporation, and Esselte Pendaflex Corporation, a New York corporation, third party plaintiffs, v. Triple A Machine Shop, Inc., a California corporation, third party defendant, C.A.
               No. C-88-4817 FMS: Incorporated by reference to Exhibit 28.1 to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on January 3, 1992, File No. 0-18091.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 13 of Form 10-KSB.

         (b)     Reports on Form 8-K:

                 There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended August 31, 1995.

                                  SIGNATURES




In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RSI HOLDINGS, INC.                         TITLE

/s/ Buck Mickel                            Chairman of the Board and
-----------------------------------        Chief Executive Officer
Buck Mickel                  (Date)        (Principal Executive Officer)




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Buck Mickel                            Director, Chairman of the Board and
-----------------------------------        Chief Executive Officer
Buck Mickel                  (Date)        (Principal Executive Officer)


/s/ C. C. Guy                              Director
-----------------------------------
C. C. Guy                    (Date)


/s/ Charles M. Bolt                        Director
-----------------------------------
Charles M. Bolt              (Date)


/s/ Joe F. Ogburn                          Vice President and Treasurer
-----------------------------------        (Principal Financial and Accounting
Joe F. Ogburn                (Date)        Officer)

                          Annual Report on Form 10-KSB

                   Item 7, Item 14(a)(1) and (2), (c) and (d)

                          List of Financial Statements

                              Financial Statements

                           Year Ended August 31, 1995

                               RSI Holdings, Inc.

                           Greenville, South Carolina

                               RSI Holdings, Inc.

                       Form 10-KSB-Item 14(a)(1) and (2)

                         Index of Financial Statements



The following consolidated financial statements of RSI Holdings, Inc. are included in Item 7:

         Consolidated statement of net assets in liquidation - August 31, 1995

         Consolidated statement of changes in net assets in liquidation - Year ended August 31, 1995

         Consolidated statement of operations and shareholders' equity (going concern basis) - Year ended August 31, 1994

         Consolidated statement of cash flows (going concern basis) - Year ended August 31, 1994

         Notes to consolidated financial statements - August 31, 1995

               Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
RSI Holdings, Inc.


We have audited the accompanying consolidated statement of net assets in liquidation of RSI Holdings, Inc. as of August 31, 1995, and the related consolidated statement of changes in net assets in liquidation for the year
then ended.   In addition, we have audited the accompanying consolidated statements (going concern basis) of operations and shareholders' equity and cash flows for the year ended August 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 1, the Board of Directors of the Company has decided to cease its remaining business operations and sell its operating assets. As a result, the Company changed its basis of accounting as of August 31, 1994 from the going concern basis to the liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of RSI Holdings, Inc. at August 31, 1995, the changes in consolidated net assets in liquidation for the year then ended, and the consolidated results of its operations and its cash flows for the year ended August 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, it is not presently determinable whether the actual costs to be incurred during the period of liquidation will differ materially from the estimated amounts shown in the accompanying statement of net assets in liquidation as of August 31, 1995.

As discussed in Note 12 to the consolidated financial statements, the Company is a defendant in certain lawsuits. The ultimate outcome of these lawsuits cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the consolidated financial statements.


                                        ERNST & YOUNG LLP

Greenville, South Carolina
November 2, 1995

                               RSI Holdings, Inc.

              Consolidated Statement of Net Assets in Liquidation

                                August 31, 1995




 ASSETS
 Cash and cash equivalents                                                 $1,472,000
 Accounts receivable                                                           27,000
 Property and equipment (Notes 4 and 7)                                     1,559,000
 Other assets                                                                   3,000
                                                                           ----------
                                                                            3,061,000
 LIABILITIES
 Trade accounts payable (Note 3)                                                5,000
 Accrued expenses (Note 5)                                                    369,000
 Estimated costs during the period of liquidation (Note 2)                    544,000
                                                                           ----------
                                                                              918,000

 Contingencies (Note 12)

 Net assets in liquidation (Note 1)                                        $2,143,000
                                                                           ==========


See accompanying notes.

                               RSI Holdings, Inc.

                Consolidated Statement of Changes in Net Assets
                                 in Liquidation

                           Year Ended August 31, 1995




 Net assets in liquidation at August 31, 1994                                                     $ 1,930,000

 Changes in net assets in liquidation attributed to:
 Increase in cash and cash equivalents                                                              1,144,000
 Decrease in trade accounts payable                                                                   574,000
 Decrease in accrued expenses                                                                         338,000
 Decrease in estimated costs during remaining period of liquidation                                 1,024,000
 Decrease in notes payable and capital lease obligation                                             2,213,000
 Decrease of inventory floor plan debt resulting from sale of
    inventory to supplier                                                                           4,123,000
 Decrease in deferred compensation                                                                     54,000
 Decrease in accounts receivable as a result of collections                                        (1,734,000)
 Decrease in inventory resulting principally from sale of inventory
   to suppliers and other dealers                                                                  (5,873,000)
 Sales of property and equipment                                                                   (1,648,000)
 Decrease in other assets                                                                              (2,000)
                                                                                                  -----------
 Increase in net assets in liquidation                                                                213,000
                                                                                                  -----------
 Net assets in liquidation at August 31, 1995 (Note 1)                                            $ 2,143,000
                                                                                                  ===========

                               RSI Holdings, Inc.

             Consolidated Statement of Operations and Shareholders'
                          Equity (Going Concern Basis)

                           Year Ended August 31, 1994




 Net sales                                                                                                        $  16,227,000
 Cost of goods sold                                                                                                  12,510,000
                                                                                                                  -------------
 Gross profit on sales                                                                                                3,717,000
 Selling, general and administrative expenses                                                                         5,222,000
                                                                                                                  -------------
                                                                                                                     (1,505,000)
 Other (expense) income:
    Interest expense                                                           $   (387,000)
    Reduction in carrying value of real estate                                     (300,000)
    Other revenues and sundry income                                                191,000
    Adjustment to liquidation basis (Notes 1 and 2)                              (1,408,000)                         (1,904,000)
                                                                               ------------------------------------------------
 Net (loss)                                                                                                          (3,409,000)

 Shareholders' equity at August 31, 1993                                                                              5,339,000
                                                                                                                  -------------

 Net assets in liquidation at August 31, 1994 (Note 1)                                                            $   1,930,000
                                                                                                                  =============
 Net (loss) per share                                                                                             $        (.43)
                                                                                                                  =============
 Weighted average number of shares outstanding                                                                        7,994,292
                                                                                                                  =============

See accompanying notes.

                               RSI Holdings, Inc.

                      Consolidated Statement of Cash Flows
                             (Going Concern Basis)

                           Year Ended August 31, 1994



 OPERATING ACTIVITIES
 (Loss) from continuing operations                                              $(3,409,000)
 Adjustment to liquidation basis                                                  1,408,000
 Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
 Depreciation                                                                       258,000
 Reduction in carrying value of land                                                300,000
 Gain on sale of assets                                                             (16,000)
 Incentive stock awards                                                             (13,000)
 Payments of deferred compensation                                                   (2,000)
 Changes in operating assets and liabilities:
   Accounts receivable                                                              497,000
   Inventories                                                                    1,833,000
   Prepaid expenses and other current assets                                         82,000
   Accounts payable and accrued expenses                                           (779,000)
                                                                                -----------

 Net cash provided by operating activities                                          159,000

 INVESTING ACTIVITIES
 Property and equipment:
   Purchases                                                                        (44,000)
   Proceeds from dispositions                                                        41,000
 Other                                                                                7,000
                                                                                -----------

 Net cash provided by investing activities                                            4,000

 FINANCING ACTIVITIES
 Proceeds from revolving lines of credit and long-term borrowings                 2,472,000
 Principal payments on notes payable                                             (2,316,000)
 Scheduled principal payments of long-term debt and lease obligation               (437,000)
 Principal prepayments of long-term debt                                            (20,000)
                                                                                -----------

 Net cash (used in) financing activities                                           (301,000)
                                                                                -----------

 Net (decrease) in cash and cash equivalents                                       (138,000)

 Cash and cash equivalents at August 31, 1993                                       466,000
                                                                                -----------

 Cash and cash equivalents at August 31, 1994                                   $   328,000
                                                                                ===========


See accompanying notes.

                               RSI Holdings, Inc.

                   Notes to Consolidated Financial Statements

                                August 31, 1995



1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

As of August 31, 1994, the Company adopted the liquidation basis of accounting. RSI Holdings, Inc. (the "Company") has experienced significant recurring operating losses, discontinued its outdoor power equipment product line in 1992, and was notified in July of 1994 by its primary supplier of turf care products that after October 31, 1994, the Company will no longer be authorized to sell its products. Because substantially all of the Company's assets were related to the turf care business and the Company will no longer be authorized to sell the products of its major supplier, it was concluded by the Board of Directors of the Company and announced on July 29, 1994 that the Company should cease its existing business operations and sell the operating assets of the Company. Accordingly, the Company had ceased all of its existing business operations as of August 31, 1994. Since August of 1994, the Company has been actively seeking to sell its assets. The shareholders approved the sale of substantially all its assets at its annual meeting held on January 17, 1995.


As a result of the decision to sell the operating assets of the Company and the subsequent efforts to sell all of the operating assets, the Company changed its basis of accounting for its financial statements at August 31, 1994 from the going concern basis of accounting to the liquidation basis of accounting in accordance with generally accepted accounting principles. Consequently, assets have been valued at estimated net realizable value (including subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon management estimates as of the date of the financial statements. In addition, as described in Note 12, significant uncertainties exist with respect to the outcome of litigation in which the Company is a defendant. No provision has been made as of August 31, 1995 for any liability that may result upon ultimate resolution.

                               RSI Holdings, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The statement of consolidated net assets in liquidation as of August 31, 1995 includes approximately $544,000 of costs that the Company estimates will be incurred during the period of liquidation, based on management's assumption that the liquidation process will be completed by December 1996. These costs include anticipated legal fees ($106,000), accounting and auditing fees ($31,000), salaries and severance pay ($221,000), lease commitments ($40,000), property taxes ($64,000), insurance and other overhead items ($39,000), shareholder relation expenses ($16,000), administrative office expenses ($10,000), and estimate of unforeseen costs ($17,000) that the Company expects to incur from September 1, 1995 through December 31, 1996. Because the success in realization of assets and the settlement of liabilities is based on management's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period. Remaining property and equipment having estimated net realizable value of $1,559,000 have not been sold at August 31, 1995.

While in this liquidation process, the Company is seeking alternative courses of action, including investments in other business ventures. Should such alternatives not develop, any proceeds from the asset liquidation remaining after the satisfaction of all liabilities and the resolution of all contingent liabilities, would then be distributed to shareholders in the order of liquidation preference.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries (all of which are wholly-owned). Significant intercompany balances and transactions have been eliminated. The Company operated the business of the former Porter Brothers subsidiary as a division of the Company and the business of the former Debra Enterprises, Inc. as RSI Holdings of Florida, Inc.

CASH EQUIVALENTS

The Company considers all highly liquid investments (United States treasury bills) with a maturity of three months or less when purchased to be cash equivalents. At August 31, 1995, approximately $1,115,000 was invested in United States Treasury bills. The remaining available cash is invested each night in notes issued by a bank.

                               RSI Holdings, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment at August 31, 1995 is stated at estimated net realizable value. Real estate value at August 31, 1995 is based on independent appraisals by qualified appraisers, net of estimated selling expenses. Depreciation, prior to August 31, 1994, was computed principally by the straight-line method. For income tax purposes, principally all depreciation is computed using accelerated methods.

CONCENTRATION OF CREDIT RISK

Receivables from the sale of the Company's products were due from end users of turf care equipment principally located in the Southeastern United States. Generally, such amounts were supported by a security interest in the inventory sold.

INCOME TAXES

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which required a change from the deferred method to the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

The Company adopted SFAS No. 109 in the first quarter of fiscal 1994. There was no cumulative effect on the change in method of accounting for income taxes. Net deferred tax benefits were not recorded relating to 1994 differences since the Company is not assured that resulting additional deferred tax assets would be realized.

PER SHARE DATA

Net (loss) per share for fiscal 1994 has been determined on the basis of the weighted average number of shares outstanding.

                               RSI Holdings, Inc.

2. BASIS OF ACCOUNTING ADJUSTMENTS

At August 31, 1994, in accordance with the liquidation basis of accounting, assets were restated to estimated net realizable value and liabilities were adjusted to include all estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in carrying value of $1,408,000 which is included in the 1994 consolidated statement of operations. Significant adjustments in the carrying value of the net assets and liabilities are summarized as follows:

                                                                                                 INCREASE
                                                                                                (DECREASE)
                                                                                                   1994
                                                                                              ------------
              Adjustment from net book value of property and
                equipment to estimated net realizable value                                   $    630,000
              Record estimated liabilities associated with the
                liquidation (see Note 1)                                                        (1,557,000)
              Adjust inventories from historical cost (last-in, first-out)
                to estimated net realizable value                                                 (447,000)
              Adjustment for other assets and liabilities                                          (34,000)
                                                                                              ------------
              Net decrease in carrying value to adjust to liquidation
                basis of accounting                                                           $ (1,408,000)
                                                                                              ============

3. INVENTORIES

During 1994, LIFO inventory quantities were reduced. This reduction resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 1994 purchases. During fiscal 1994, liquidation of LIFO inventory quantities had the effect of reducing cost of goods sold and increasing adjustments to the liquidation basis by $140,000.

Subsequent to August 31, 1994, the Company's major supplier repurchased substantially all the unsold inventory that it had supplied to the Company and the Company's floor plan debt was transferred to the successor dealer.

                               RSI Holdings, Inc.

4. PROPERTY AND EQUIPMENT

Property and equipment at estimated net realizable value at August 31, 1995 consist of land and buildings of $1,559,000.

Land and buildings values at August 31, 1995 are based on amounts determined by independent appraisals by qualified appraisers. The recorded values are net of estimated selling expenses. The appraisals assume a "reasonable" marketing period (assumed to be six months to one year).

During May 1994 the Company recorded a charge to expense of $300,000, representing the excess of carrying value over the estimated net realizable value, net of estimated selling expenses. This charge resulted from an independent appraisal of one of the buildings and associated land being used at the time of the appraisal as an operating facility of the Company. The real estate was listed for sale during May 1994. Subsequent to August 31, 1994, the Company discontinued its operations at this facility and executed a month to month lease with a successor dealer at monthly payments of $9,400.


5. ACCRUED EXPENSES

Accrued expenses at August 31, 1995 are as follows:

      Taxes, other than income taxes                           $  40,000
      Professional fees                                           11,000
      Other                                                      318,000
                                                               ---------
                                                               $ 369,000
                                                               =========


6. NOTES PAYABLE

In November 1994, the Company executed an unsecured working capital line of credit with a bank in the amount of $500,000 expiring March 31, 1995. During March 1995, the Company and the bank extended the expiration date of this facility through December 31, 1995. Amounts outstanding under the line of credit bear interest at the bank's prime rate. This bank facility was not used during the year ended August 31, 1995. This line of credit may only be used to meet short-term obligations during the liquidation process. This working capital line of credit does not contain any financial covenants. The line of credit is guaranteed by Mr. Buck Mickel, Chairman of the Board of Directors, Chief Executive Officer and a shareholder.

                               RSI Holdings, Inc.

6. NOTES PAYABLE (CONTINUED)

During January 1995, the Company paid principal debt which aggregated $314,000 plus interest accrued at 7%. The debt consisted of subordinated debt that a director/shareholder and a shareholder had loaned to the Company totaling $250,000. In addition to the subordinated debt, the director/shareholder loaned the Company an additional $50,000 during fiscal 1994. During fiscal 1994, the director/shareholder transferred subordinated debt totaling $150,000 and debt that is not subject to the subordinated agreement totaling $30,000 to his three adult children. The director/shareholder also transferred debt totaling $40,000 that is not subordinated to three colleges and universities. The subordinated debt was released from the subordination agreement during October 1994 when the bank debt to which it was subordinated was paid.

The Company incurred interest cost of $64,000 (1995) and $387,000 (1994). Interest paid was $92,000 (1995) and $367,000 (1994).

Average short-term borrowings during fiscal 1995 were $16,000 as compared to $204,000 during fiscal 1994. The weighted average interest rate paid on short-term borrowings during fiscal 1995 was 9.89% as compared to 8.37% during fiscal 1994.

At August 31, 1994, the Company had notes payable to banks in the amount of $1,690,000, including a term note payable to a bank of $425,000. These notes were paid during fiscal 1995.


7. LEASES

Amortization of leased assets is included in depreciation expense.

The Company leases office and warehouse facilities in Shelby, North Carolina, which are owned or controlled by a former Chairman of the Board of Directors. Total rental expense applicable to this operating lease was $74,000 for 1995 and $86,000 for 1994. A portion of the warehouse facility that was not in use was subleased by the Company to a third party from October 1, 1993 through December 31, 1994 for $2,317 per month. A different part of the warehouse facilities that is not in use was subleased on a month-to-month basis beginning March 1, 1993 through December 31, 1993 at a monthly rental rate of $800. A portion of the office area and all the warehouse facility were subleased during substantially all of fiscal 1995 at an aggregate monthly rental of $5,844. Sublease rental income was received in the amounts of $65,000 and $29,000 during fiscal years 1995 and 1994, respectively. The adjustment to the liquidation basis of accounting at August 31, 1995 includes an accrual of $22,000 to reflect rental expense expected to be incurred prior to December 31, 1995, the end of the lease, net of expected sublet rental income of $23,000.

                               RSI Holdings, Inc.

7. LEASES (CONTINUED)

The Company leased office and warehouse facilities in Little River, South Carolina (the Myrtle Beach branch) for $3,400 per month under a lease that expired in September 1995. The building was subleased for six months beginning October 1, 1994 at $3,000 per month. The adjustment to the liquidation basis of accounting at August 31, 1995 includes an accrual of $26,200 to record rental expense through the expiration of the lease (net of sublease income).

During 1992, the Company executed a month-to-month lease arrangement for its principal executive offices. Effective September 1, 1993, the monthly rental was $354 per month. The office space is leased from a corporation that was a principal shareholder in the Company until August 23, 1994. The corporation's directors and officers include a former Vice President and director of the Company and its shareholders all own more than 5% of the outstanding common stock of the Company.

Additionally, the Company leases automobiles under noncancelable operating leases that expire in 1995 and 1996. The automobile leases require the payment of contingent rentals based on usage in excess of specified minimums. Substantially all of the leases require the Company to pay taxes, insurance, maintenance and repairs.

Total rental paid relating to operating leases for 1995 and 1994 (net of sub-lease rental income of $97,000 and $45,000 during 1995 and 1994, respectively), was $115,000 and $288,000, respectively.

The adjustment to the liquidation basis of accounting includes $40,000 to record the remaining lease obligations during the period of liquidation through December 1996. The adjustment to the liquidation basis of accounting has been reduced by lease and sublet lease income that the Company expects to receive during the period of liquidation through December 1996.


8. SHAREHOLDERS' EQUITY

The Company's Incentive Stock Award Plan and the Stock Option Plan authorizes the Board of Directors, to grant awards or options of up to 250,000 shares under each plan to key management employees. In accordance with the plan that was adopted on November 15, 1991, the Board of Directors granted options to purchase up to 135,000 shares under the Stock Option Plan at an exercise price of $.31 per share. On June 4, 1992, the Board of Directors granted options to purchase up to 135,000 shares of the Company's common stock under the Stock Award Plan at an exercise price of $.125 per share to the holders of the previously granted options exercisable at $.31 per share. A condition precedent to each of such grants was that the recipient thereof surrender the originally granted options. None of such options have been exercised.

                               RSI Holdings, Inc.

9. INCOME TAXES

Effective September 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109. As permitted under the new rules, prior years' financial statements have not been restated. There was no cumulative effect of adopting SFAS No.
109. During fiscal 1995, net deferred tax benefits were not recorded relating to temporary differences since the Company is not assured that the resulting additional deferred tax assets will be realized. Significant components of the Company's deferred tax assets and liabilities are as follows:

      ASSETS
      Net operating loss carryforward                                                                  $ 3,092,000
      Liquidation accrual                                                                                  201,000
      Property and equipment valuation adjustment                                                          111,000
      Insurance accruals                                                                                   117,000
      Allowance for doubtful accounts                                                                       39,000
      Other                                                                                                 31,000
                                                                                                       -----------
                                                                                                         3,591,000
      Valuation allowance                                                                               (3,587,000)
                                                                                                       -----------
      Deferred tax assets                                                                                    4,000

      LIABILITIES
      Depreciation                                                                                           4,000
                                                                                                       -----------
      Net deferred taxes                                                                               $         0
                                                                                                       ===========

The (credit) for income taxes differs from the amount computed by applying the statutory Federal income tax rate to income before income taxes as follows for the year ended August 31, 1994:

      Income tax (credit) on pre-tax (loss) at the statutory rate                                      $(1,159,000)
      Non-recognition of tax benefits of operating losses                                                1,159,000
                                                                                                       -----------
      (Credit) for income taxes                                                                        $         -
                                                                                                       ===========


At August 31, 1995, the Company has net operating loss carryforwards available for income tax purposes of approximately $8,357,000. Such carryforwards expire in 2006 through 2010. The Company's ability to use its existing net operating loss carryforward may be jeopardized or lost if the Company undergoes an "ownership change". An ownership change occurs if the ownership of the Company's stock changes by 50 percent or more during any three-year period.

                               RSI Holdings, Inc.

10. EMPLOYEE BENEFIT PLANS

The Board of Directors of RSI Holdings, Inc. issued equity units to certain employees of a division of the Company. These units entitle the grantee to receive on the settlement date, with certain limitations, a note of the Company equal in amount to a proportion of the equity enhancement of the division from the date of issuance of the units to the settlement date. Equity enhancement is the net increase, if any, of the net worth of the division following issuance of the units, with certain limitations. Deferred compensation of $54,000 was paid to the respective employees during the year ended August 31, 1995.

The Company and its operating subsidiary had profit sharing plans covering most of their employees. Contributions to the profit sharing plans are made at the discretion of the Company and its operating subsidiary's Board of Directors. There was no profit sharing contribution recorded in any of the 1995 and 1994 fiscal years.

The Company adopted a 401(k) savings and investment plan in 1989 available to approximately half of its employees. Contributions by the Company to the plan are discretionary and amounted to $24,000 in 1994. The profit sharing plan and the 401(k) savings and investment plan were liquidated during the 1995 fiscal year and the Company has received an approval for determination upon termination of the plans from the Internal Revenue Service.



11. AFFILIATED PARTY TRANSACTIONS

The secretary of the Company is a member of a law firm which represents the Company. Legal fees for services rendered by this firm to the Company amounted to approximately $105,000 and $28,000 for the 1995 and 1994 fiscal years, respectively.

During August 1993, the Company executed a note payable over 24 months for $57,600 bearing interest at 9% to the former Chairman of Porter Brothers, Inc. in exchange for demand notes aggregating $63,000 bearing interest at 12%. The Company has made the 24 monthly scheduled payments during fiscal 1995 and 1994.

See Note 7 concerning leases with affiliated parties.

                               RSI Holdings, Inc.

12. CONTINGENCIES

In October 1986, Wiegmann & Rose International Corp. ("Wiegmann & Rose"), a wholly-owned subsidiary, began the closing and the commencement of an orderly liquidation of the net assets of this business segment which was engaged principally in the fabrication and repair of shell and tube heat exchangers, pressure vessels and related equipment.

In 1980, Wiegmann & Rose was notified by the California Department of Health Services that a real property site formerly owned by Wiegmann & Rose and later sold to Triple A Machine Shop, Inc. ("Triple A") was possibly contaminated and in need of investigation and/or remediation. Wiegmann & Rose began investigation of the pollutants present at the site and funded initial remediation efforts as required by the California Department of Health Services. Wiegmann & Rose did not cause any of the pollution found at the site.

In 1987, Triple A purchased the property from Wiegmann & Rose. As part of this transaction Wiegmann & Rose agreed to prepare a proposed plan of abatement for contamination at the property, submit it to the Regional Water Quality Control Board, and upon approval, implement the abatement plan. Soon afterwards, consultants for Wiegmann & Rose prepared a proposed plan of abatement and submitted it to the Regional Board. However, the California Department of Health Services asserted jurisdiction over the matter, demanded that Wiegmann & Rose investigate the possibility of buried drums at the property, and initiated a planning process that produced a Remedial Investigation and Feasibility Study, Remedial Action Plan and Community Relations Plan.

In 1988, Wiegmann & Rose filed suit against NL Industries, Inc. ("NL"), a former owner of the property, and Esselte Pendaflex Corporation ("Esselte"), the generator of some of the waste that was found on the property, and alleged that these two defendants were responsible for the contamination on the property. NL and Esselte filed third-party complaints against Triple A. On July 24, 1991, the United States District Court for the northern district of California issued an order granting partial summary judgment in favor of Wiegmann & Rose relating to the issue of the liability of the parties. This order states that, NL, the previous owner of the property and Esselte, which generated the hazardous substance disposed of on the property, are liable for waste associated with metal drums found on the property. The order also concluded that, at least with respect to such prior owner and generator, Wiegmann & Rose is not deemed to be a responsible party, is not directly liable for the contamination and is entitled to recover reasonable attorney's fees and costs. The ruling did not address the possible liability of Wiegmann & Rose as an indemnitor of Triple A, to which it had sold the property. The litigation against NL and Esselte was resolved December 31, 1991 through the entry of a consent decree that required NL to abate the contamination diligently and to the satisfaction of the regulatory agencies.

                               RSI Holdings, Inc.

12. CONTINGENCIES (CONTINUED)

In August 1994, Triple A sued Wiegmann & Rose alleging that Wiegmann & Rose has breached the contract of sale of the property to it, breached the covenant of good faith and fair dealing implied in the contract, and maintained a continuing nuisance on the property as the result of a failure to abate the contamination within a reasonable time. Triple A seeks special damages in excess of $2,700,000, general damages according to proof, and punitive damages of $1,000,000. Management believes that the allegations by Triple A are without merit and plans to contest the case vigorously. Management believes that its insurance coverage may apply to losses in this matter.

To date, the action which was filed in California state court has been removed to Federal court. On April 22, 1994, the Court granted Wiegmann & Rose's motion for partial summary judgment. This order effectively relieves Wiegmann & Rose from any liability for events occurring before the entry of the consent decree dated December 31, 1991. As to events occurring after December 31, 1991, the consent decree provides that NL is principally responsible for the clean-up and that Wiegmann & Rose has contingent liability with respect to these events if NL does not perform. Additional contamination has been discovered in an area adjacent to the areas which NL has assumed responsibility for clean-up. NL has taken the position that it is not responsible for the remediation of this contamination. The extent of this contamination and the Company's responsibility for clean-up has not been determined. However, the ultimate outcome of the litigation of this matter is not known. No provision has been made in the accompanying financial statements for any liability which may result from this matter.

Wiegmann & Rose has also been sued, along with several other defendants, in seven personal injury asbestos suits. Although, Wiegmann & Rose has been dismissed without prejudice in six of the suits, Wiegmann & Rose could be brought back into the litigation in four of these dismissed cases. Because discovery is incomplete in the remaining case, the Company is unable to determine whether any loss will be incurred and if so, the estimate of any range of loss. The Company intends to defend this suit vigorously. No provisions have been made in the accompanying financial statements for any liability which may result from this matter.

Legal and other costs relating to defense in the Wiegmann & Rose matters discussed above totaled $126,000 during fiscal 1995. The Company received reimbursement during fiscal 1995 of past and current legal fees incurred to date of $134,000.

In addition, the Company is one of several defendants in a lawsuit filed in July 1993 claiming indemnification with respect to payments due and the cost of performing certain covenants and obligations under a land lease agreement allegedly in default. This agreement relates to a motel property previously operated by the Company. The Company intends to defend this matter vigorously. The ultimate outcome of this matter is not known. No provision has been made in the accompanying financial statements for any liability which may result from this matter.

                               RSI Holdings, Inc.

12. CONTINGENCIES (CONTINUED)

In February 1994, an individual served a complaint against the Company seeking damages in excess of $15,000 for injuries sustained while operating a turf care product sold by the Company. The complaint also included the manufacturer of the product. This matter is in the early stages and the Company is unable to determine whether any loss will be incurred and if so, the estimate of any range of loss. In addition, the manufacturer and its insurance carrier has accepted defense of the Company regarding this matter. The Company believes it has adequate liability insurance coverage in the event that the manufacturer's insurance does not indemnify the Company against a loss. The Company believes that based on the insurance arrangements with the manufacturer and its own insurance coverage that this action should not have a material effect on the consummation of its plan of liquidation and financial position.

In January 1995, a complaint against the Company seeking damages in excess of the minimal jurisdictional amount was served. The Plaintiff alleges that he was injured while operating a vehicle that was sold by the Company. The Complaint also named the manufacturer of the vehicle. The manufacturer has accepted defense of the Company regarding this matter under reservation of rights. This matter is in the early stages. The Company believes, however, based on the arrangements with the manufacturer and the Company's own insurance, that this action should not have a material adverse effect on the Company's consummation of its plan of liquidation and financial position.

                              INDEX OF EXHIBITS

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

3.2.1 By-laws of RSI Holdings, Inc., as amended: Incorporated by reference to Exhibit 3.2.1 to the Form S-4.

4.1            See Exhibits 3.1, 3.1.1 and 3.2.1.

4.1.1          Specimen of Certificate for RSI Holdings, Inc., common stock:
               Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

10.5 Promissory Note by and between the Registrant and Branch Banking and Trust Company, dated November 3, 1994: Incorporated by reference to Exhibit 10.9 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1994, File No. 0-18091 ("the 1994 10-K").

10.5.1 Guarantee Agreement by and between Buck Mickel and Branch Banking and Trust Company dated October 19, 1994: Incorporated by reference to Exhibit 10.9.1 to the 1994 10-K.

10.6 Letter Agreement by and between the Registrant and Branch Banking and Trust Company dated November 4, 1994: Incorporated by reference to Exhibit 10.10 to the 1994 10-K.


*10.10         RSI Holdings, Inc., Stock Option Plan, including an amendment:
               Incorporated by reference to Exhibit 10.9 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1990, File No. 0-18091.

*10.10.1       Amendment to Stock Option Plan: Incorporated by reference to
               Exhibit 10.9.1 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1992, as amended, File No. 0-18091.

10.11.2 Jacobsen Division of Textron, Inc. floor plan terms letter - 1992-93: Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended February 28, 1994, File No. 0-18091 (the "February, 1994 10-Q").

10.11.3 Jacobsen Division of Textron, Inc. floor plan terms letter - 1993-94: Incorporated by reference to Exhibit 10.2 to the February, 1994 10-Q.

10.11.4 Letter Agreement by and between the Registrant and the Jacobsen Division of Textron, Inc. dated July 28, 1994: Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed with the Commission on August 1, 1994, File No. 0-18091.

10.12 Letter Agreements by and between the Registrant and the Jacobsen Division of Textron, Inc., dated October 25, 1994 and September 15, 1994: Incorporated by reference to Exhibit 10.16 to the 1994 10-K.

10.13 Letter Agreement by and between the Registrant and Kilpatrick Turf Equipment dated September 8, 1994: Incorporated by reference to Exhibit 10.17 to the 1994 10-K.

10.14 Letter Agreement by and between the Registrant and Tresca Industries dated September 15, 1994: Incorporated by reference to Exhibit 10.18 to the 1994 10-K.

10.15 Subordinated Promissory Notes by the Registrant dated as of August 31, 1993 in favor of William R. Kimball: Incorporated by reference to Exhibit 10.14 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1993, File No. 0-18091 (the "1993 10-K").

10.16 Subordinated Promissory Notes by the Registrant dated as of August 31, 1993 in favor of Buck Mickel: Incorporated by reference to Exhibit 10.15 to the 1993 10-K.

10.17 Subordinated Promissory Notes by the Registrant dated as of August 31, 1993 in favor of Buck Mickel: Incorporated by reference to Exhibit 10.16 to the 1993 10-K.

10.18 Promissory Note and Security Agreement by and between the Registrant and Branch Banking and Trust Company, dated December 31, 1993: Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended November 30, 1993, File No. 0-18091 (the "November, 1993 10-Q").

10.19 Subordinated Promissory Note by the Registrant dated as of December 25, 1993 in favor of Minor M. Shaw: Incorporated by reference to Exhibit 10.2 to the November 1993 10-Q.

10.20 Promissory Note by the Registrant dated as of December 25, 1993 in favor of Minor M. Shaw: Incorporated by reference to Exhibit
               10.3 to the November, 1993 10-Q.

10.21 Subordinated Promissory Note by the Registrant dated as of December 25, 1993 in favor of Buck A. Mickel: Incorporated by reference to Exhibit 10.4 to the November, 1993 10-Q.

10.22 Promissory Note by the Registrant dated as of December 25, 1993 in favor of Buck A. Mickel: Incorporated by reference to Exhibit
               10.5 to the November, 1993 10-Q.

10.23 Subordinated Promissory Note by the Registrant dated as of December 25, 1993 in favor of Charles C. Mickel: Incorporated by reference to Exhibit 10.6 to the November, 1993 10-Q.

10.24 Promissory Note by the Registrant dated as of December 25, 1993 in favor of Charles C. Mickel: Incorporated by reference to
               Exhibit 10.7 to the November, 1993 10-Q.

10.25 Agreement by and between the Registrant and Carl Lipscomb and his assigns dated September 16, 1994: Incorporated by reference to Exhibit 10.29 to the 1994 10-K.

21.            Subsidiaries of the Registrant.

23.            Consent of Ernst & Young LLP, Independent Auditors.

27.            Financial Data Schedule (For SEC use only)

99. Consent Decree and Judgment dated December 31, 1991 entered by the United States District Court for the Northern District of California in Wiegmann & Rose International Corp., a South Carolina corporation, plaintiff, v. NL Industries, Inc., a New Jersey corporation, and Esselte Pendaflex Corporation, a New York corporation, defendants; NL Industries, Inc., a New Jersey corporation, and Esselte Pendaflex Corporation, a New York corporation, third party plaintiffs, v. Triple A Machine Shop, Inc., a California corporation, third party defendant, C.A.
               No. C-88-4817 FMS: Incorporated by reference to Exhibit 28.1 to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on January 3, 1992, File No. 0-18091.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 13 of Form 10-KSB.