Form 10QSB
period 1995-11-30
RSI HOLDINGS INC
filed 1996-01-12
CIK 853697

                    U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                 FORM 10 - QSB




         (MARK ONE)

 X       Quarterly Report pursuant to Section 13 or 15 (d) of the
---      Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 1995 or
                               -----------------

--- Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period From                    to
                                 -----------------   ------------------

COMMISSION FILE NUMBER 0-18091

                             RSI HOLDINGS, INC.
     -----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

               NORTH CAROLINA                           56-1200363
       -------------------------------             -------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization               Identification No.)

       245 E. Broad Street, Suite A, P. O. Box 6847
       Greenville, South Carolina                           29606
       ---------------------------------------------------------------
                  (Address of principal executive offices)

                               (803) 271-7171
       ---------------------------------------------------------------
                          Issuer's telephone number

                               Not Applicable
       ---------------------------------------------------------------
       Former name, former address and former fiscal year, if changed since last report.

   Check whether the issuer (1) has filed all reports required to be filed by
   Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
   Yes   X    No
       ----      ----

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock - $.01 Par Value -- 7,994,292 shares outstanding as of January 12, 1996

   Transitional Small Business Disclosure Format (check one);
   Yes      No  X
       ---     ---

                                     INDEX


                               RSI HOLDINGS, INC.




  PART I.        FINANCIAL INFORMATION                                                                        PAGE
  ------         ---------------------                                                                        ----
  Item I.        Financial Statements (Unaudited)

                 Condensed consolidated statement of net assets in liquidation --
                 November 30, 1995                                                                             4

                 Condensed consolidated statements of changes in net assets in liquidation  --
                 Three months ended November 30, 1995 and 1994                                                 5

                 Notes to condensed consolidated financial statements --
                 November 30, 1995                                                                             6

  Item 2.        Management's Discussion and Analysis of Financial Condition                                   14


  PART II.       OTHER INFORMATION                                                                             20

  Item 1.        Legal Proceedings                                                                             20
  Item 2.        Changes in Securities                                                                         26
  Item 3.        Defaults upon Senior Securities                                                               26
  Item 4.        Submission of Matters to a Vote of Security Holders                                           26
  Item 5.        Other Information                                                                             26
  Item 6.        Exhibits and Reports on Form 8-K                                                              27

  SIGNATURES                                                                                                   28
  ----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RSI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN
LIQUIDATION (Unaudited)

November 30, 1995




ASSETS
Cash and cash equivalents -- Note A                                       $1,357,000
Accounts receivable                                                           28,000
Property and equipment                                                     1,559,000
Other assets                                                                   3,000
                                                                          ----------
                                                                           2,947,000

LIABILITIES
Trade accounts payable                                                         5,000
Accrued expenses                                                             338,000
Estimated costs during the period of liquidation                             442,000
                                                                          ----------
                                                                             785,000
Contingencies -- Note B                                                   ----------

Net assets in liquidation                                                 $2,162,000
                                                                          ==========






See accompanying notes.

RSI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN NET ASSETS IN LIQUIDATION (Unaudited)

Three Months Ended November 30, 1995 and 1994



                                                                            1995             1994
                                                                         ---------------------------
Net assets in liquidation at beginning of period                         $2,143,000      $ 1,930,000

Changes in nets assets in liquidation attributed to:
  (Decrease) increase in cash and cash equivalents                         (115,000)         563,000
  Decrease in accrued expenses                                               31,000          227,000
  Decrease in estimated costs during remaining period of liquidation        102,000          436,000
  Increase (decrease) in estimated net realizable value of
    accounts receivable                                                       1,000         (670,000)
  Decrease in trade accounts payable                                                         553,000
  Decrease in notes payable and capital lease obligation                                   1,599,000
  Decrease in inventory floor plan debt resulting from sale of
    inventory to supplier                                                                  4,123,000
  Decrease in inventory resulting principally from sale of inventory
    to suppliers and other dealers                                                        (5,782,000)
  Sales of property and equipment                                                         (1,049,000)
                                                                         ---------------------------
Increase in net assets in liquidation                                        19,000                0
                                                                         ---------------------------
Net assets in liquidation at end of period                               $2,162,000      $ 1,930,000
                                                                         ===========================






See accompanying notes.

  RSI HOLDINGS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  NOTE A - BASIS OF PRESENTATION

         As of August 31, 1994, RSI Holdings, Inc. (the "Company") adopted the liquidation basis of accounting. The Company had experienced significant recurring losses and the Company was notified by its primary supplier of turf care products that after October 31, 1994, the Company would no longer be authorized to sell its products. Because substantially all of the Company's assets were related to the turf care business and the Company would no longer be authorized to sell the products of its major supplier, it was concluded by the Board of Directors of the Company and announced on July 29, 1994 that the Company should cease its existing business operations and sell its operating assets as of August 31, 1994. Since August of 1994, the Company has been actively seeking to sell its assets. The shareholders approved the sale of substantially all its assets at its annual meeting held on January 17, 1995.

         As a result of the decision to sell the operating assets of the Company and the subsequent efforts to sell all of the operating assets, the Company changed its basis of accounting for its financial statements at August 31, 1994 from the going concern basis of accounting to the liquidation basis of accounting in accordance with generally accepted accounting principles. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon management estimates as of the date of the financial statements. In addition, as described in Note B, significant uncertainties exist with respect to the outcome of litigation in which the Company is a defendant. No provision has been made as of November 30, 1995 for any liability that may result upon ultimate resolution of these litigation matters.

         The statement of consolidated net assets in liquidation as of November 30, 1995 includes approximately $442,000 of costs that the Company estimates will be incurred during the period of liquidation, based on management's assumption that the liquidation process will be completed by December 1996. The Company's estimate of the period required to sell its remaining assets and resolve the remaining contingencies is based on management's best estimates, and the liquidation period may be shorter than projected or it may be extended beyond the projected period.

         The accompanying unaudited condensed consolidated financial statements at November 30, 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information under the liquidation basis of accounting and with the instructions to Form 10 - QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation on the liquidation basis have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10 - KSB for the year ended August 31, 1995.

RSI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued


NOTE B - CONTINGENCIES

WIEGMANN & ROSE

         ENVIRONMENTAL LITIGATION

         In 1987, Triple A Machine Shop, Inc. ("Triple A") purchased property at 2801 Giant Road in Richmond, California from Wiegmann & Rose International Corp. ("Wiegmann & Rose"), a wholly-owned subsidiary of the Company. As part of this transaction, Wiegmann & Rose agreed to prepare a proposed plan of abatement for environmental contamination at the property, submit it to the Regional Water Quality Control Board, and upon approval, implement the abatement plan. Soon afterwards, consultants for Wiegmann & Rose prepared a proposed plan of abatement and submitted it to the Regional Board. However, the California Department of Health Services asserted jurisdiction over the matter, demanded that Wiegmann & Rose investigate the possibility of buried drums at the property, and initiated a planning process that produced a Remedial Investigation and Feasibility Study, Remedial Action Plan, and Community Relations Plan. Buried drums, which contained various substances including solvents and other volatile organic compounds ("VOCs") were found and removed in 1988. Planning and remediation continued for solvents that had leaked from the drums and for heavy metals that had also been disposed of at the property.

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

RSI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

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

         Resolution of this case has been delayed because of a disagreement between Triple A and NL about which of them should be responsible for future maintenance of a protective cap installed at Site R. Triple A has suggested that it may dismiss the suit if this issue is resolved, and a settlement conference is expected within the next few months.

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

         During 1994 NL reported to the California DTSC that it had discovered additional contamination in the form of elevated levels of petroleum hydrocarbons or VOC's on the property at issue but adjacent to Site R. Such property is now owned by Triple A. Because the contamination is not within the boundaries of Site R, NL has taken the position to the California

RSI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

DTSC that it is not responsible for the remediation of this contamination. The extent of the contamination, the estimated cost of its remediation, and Wiegmann & Rose's responsibility for it have not yet been determined, but the cleanup costs and legal expenses related to this additional contamination could be significant and could materially and adversely affect the Company's financial position. The California DTSC has not yet requested remediation of this area of additional contamination. In the event that a claim is asserted against Wiegmann & Rose in connection with this additional contamination, Wiegmann & Rose expects to take the position that NL is primarily responsible for the additional contamination. However, no assurance can be given that Wiegmann & Rose will be successful in this matter and, if the matter were litigated, the litigation could take years and be very expensive to the Company.

         During the three months ended November 30, 1995, the Company incurred approximately $4,000 in legal and other expenses related to the Triple A lawsuit.

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

         The one undismissed case, Hall v. Abex et al. (filed February 25, 1994), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The plaintiffs, husband and wife, allege that the husband was exposed to asbestos in Wiegmann & Rose's products and/or that he was exposed to asbestos on Wiegmann & Rose's

RSI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

premises. Demand has been made upon the plaintiffs to dismiss Wiegmann & Rose from the action. Discovery is incomplete, and the plaintiff husband was deposed in January 1995. Plaintiff husband testified that he was present on Wiegmann & Rose premises on several occasions, to oversee repairs and manufacturing being conducted by Wiegmann & Rose for his employer, Standard Oil, and to conduct certain tests on the machines and equipment being repaired by Wiegmann & Rose. Plaintiff husband, however, provided no testimony establishing a nexus between Wiegmann & Rose and any alleged asbestos exposure, other than his unsubstantiated belief. Discovery is incomplete, and the Company intends to defend this case vigorously. Plaintiffs in this action have made a settlement offer for a total of $2,998 to settle their claims against Wiegmann & Rose, but Wiegmann & Rose has not yet responded to this offer. Wiegmann & Rose is one of approximately one hundred defendants in this case. Based upon financial information known to the Company, the Company believes that, in each of the above cases, several of the other defendants have greater financial resources than the Company.

         As to the asbestos claims, the Company believes substantial defenses are available. This belief is based upon the advice of the Company's counsel as to the existence of defenses stemming from the failure of the plaintiffs to establish asbestos exposure related to Wiegmann & Rose.

         INSURANCE


         The Company has contacted its two primary insurance companies relating to the environmental and asbestos claims against Wiegmann & Rose described above. One insurance company has denied coverage with respect to the environmental claims, but the other insurance company is reimbursing the Company for a portion of its defense costs related to the environmental matter under a reservation of rights. Both insurance companies are also, under a reservation of rights, reimbursing the Company for a portion of its defense costs related to the asbestos claims. The Company has received $4,000 from its insurers during the three months ended November 30, 1995 in payment of certain of its defense costs incurred with respect to these claims. The Company believes that the likelihood of continued recovery of defense costs relating to these claims pursuant to its current arrangements with these insurance companies is probable, but there can be no assurance that insurance coverage will be available to reimburse the Company to any extent for any damages or costs it must pay as a result of the settlement or adjudication of these claims.

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

         On or about September 23, 1992, Sam Spevak filed a lawsuit against Holiday Inns, Inc. for allegedly failing to pay monthly rent under the lease agreement. This lawsuit is pending in the Circuit Court of the Fourth Judicial Circuit, in and for Duval County, Florida. On May 4, 1993, Sam Spevak filed a Second Amended Complaint seeking from Holiday Inns, Inc. unpaid rent, unpaid taxes, interest, attorney fees and costs. On November 19, 1993, Sam Spevak filed a Third Amended Complaint in the Court seeking from Holiday Inns, Inc. unpaid rent, unpaid taxes, attorneys fees and costs, and seeking a declaratory judgment against Holiday Inns, Inc. to establish whether or not Holiday Inns, Inc. is liable for costs of repair and maintenance to the leased premises. Holiday Inns, Inc. amended its complaint to assert similar claims against all subsequent lessees (including RSI Corporation and Sparjax Corporation) under the lease agreement, seeking indemnification against sums paid or to be paid to Sam Spevak pursuant to his lawsuit. Currently Holiday Inns, Inc. claims to have paid the lessor in excess of $260,000 to date as a result of the lawsuit. The Company has no independent information with respect to the particulars of the payment of this sum.

         The most recent activity in the case has been a cross-claim filed by Mr. Donald Roberts against all assignees of W. M. R., Inc., including RSI Corporation and Sparjax Corporation. Mr. Roberts was an individual guarantor of W. M. R., Inc.'s obligations under the land lease. Counsel for RSI Corporation and Sparjax Corporation have moved to dismiss Mr. Roberts' cross-claims and the court has granted these motions, without prejudice. Counsel for Sparjax Corporation and RSI Corporation have informed the Company that the cross-claims do not raise any new

RSI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

substantive issues, but merely seek indemnification from all assignees in the event that Mr. Roberts is required to pay Holiday Inns, Inc. on his individual guaranty.

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

         The deposition of James "Duke" Williams, a critical witness in the case, has now been taken. Mr. Williams was involved in a contract to assume the lease from Holiday Inns, Inc., which contract was later canceled by Holiday Inns, Inc. The parties are presently scheduling the depositions of other important fact witnesses. These include Mr. Spevak and several of the lesser officers of Holiday Inns, Inc. who were involved in the negotiations to cancel the lease with Mr. Williams. The mediation conference held in January, 1995 was not successful. No trial date has been set.

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

         OTHER LITIGATION

         On January 12, 1995, a Mr. Cesar A. Cuenca served a complaint against the Company in the 11th Judicial Circuit Court, Dade County, Florida seeking damages in excess of the minimal jurisdictional amount of the Court, exclusive of costs and interest, and demanding costs of the action together with such further relief as the Court shall deem fit. The Plaintiff alleges that he was injured while operating a vehicle that was sold by the Company. The Complaint also named

RSI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

the manufacturer of the vehicle. The manufacturer has accepted, under reservation of rights, defense of the Company regarding this matter. This matter is still in the discovery stage. The plaintiff recently amended the complaint to add the School Board of Dade County as a defendant for negligent maintenance of the subject premises. The Company believes, based on the arrangements with the manufacturer of the vehicle and the Company's own insurance, that this action should not have a material adverse effect on the Company's financial position.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


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

         As discussed below, the Sale of Assets plan has not yet been fully consummated. The holders of an aggregate of 167,591 shares of Common Stock dissented from the Sale of Assets. These holders are entitled under North Carolina law to receive the "fair value" of their shares of Common Stock as determined in accordance with North Carolina law. The Company has not yet determined the "fair value" of these shares. It intends to make this determination promptly following the sale of the two substantial remaining real estate holdings of the Company, described further below, as part of the consummation of the Sale of Assets. Although these parcels are being offered for sale, the Company has not yet been able to sell these properties at prices deemed acceptable by the Company, and is unable to predict when and if these parcels may be sold.

ADJUSTMENT TO LIQUIDATION BASIS

         Because the Company decided in 1994 that it should cease its existing business operations and sell substantially all of its operating assets, the Company has reported its financial position on the liquidation basis of accounting for the three months ended November 30, 1995. In the liquidation basis of accounting, assets are valued at their net realizable value (rather than at their net historical cost), and liabilities include estimated costs associated with carrying out the sale of substantially all of the assets of the Company.

         At August 31, 1994, management believed that it would be able to complete the Sale of Assets by December 31, 1995, and the costs estimated at that time by the Company to be incurred during the period of liquidation were based upon that assumption. However, certain properties of the Company have not been sold, and the Company has extended the period of liquidation. Management currently estimates that it will be able to complete the Sale of Assets by December 31, 1996, though there can be no assurance that this goal will be achieved. See the section entitled "Property and Equipment" for a discussion of the Company's efforts to sell its remaining properties.

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

          The Company's estimate of net assets in liquidation increased $19,000 during the three months ended November 30, 1995. The principal reason for the increase was the increase in estimated rental income relating to the unsold property located in Fort Lauderdale, Florida and Tampa, Florida.

         At November 30, 1995, the Company had accrued $338,000 to record all known expenses incurred through November 30, 1995, but not yet paid. As of November 30, 1995 the Company's estimated costs to be incurred during the remaining period of liquidation through December 31, 1996 were $442,000 as compared to $544,000 at August 31, 1995. This reduction of $102,000 resulted primarily from payments made by the Company and adjustments to expense categories based on costs incurred during the three months ended November 30, 1995. These costs include costs expected to be incurred in connection with the consummation of the Sale of Assets during the liquidation period through December 31, 1996, including anticipated legal fees ($93,000), accounting and auditing fees ($29,000), salaries ($156,000), lease commitments ($25,000), property taxes ($46,000), insurance and other overhead items ($36,000), shareholder relation expenses ($15,000), administrative office expenses ($8,000), and the Company's estimate of unforeseen costs ($34,000) that the Company expects to incur during the remaining liquidation period through December 31, 1996. These amounts are only estimates, however, and there is no assurance that management will be able to complete the Sale of Assets during this period or that known and unknown contingencies will not require the Company to make significant additional expenditures.

FINANCIAL POSITION AT NOVEMBER 30, 1996

         The Company's activities during the period beginning in September of 1994 through November 1995 have consisted primarily of implementing the Sale of Assets. The following paragraphs describe such activities and the composition of the net assets of the Company at November 30, 1995.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents in the amount of $1,357,000 as of November 30, 1995 included United States treasury bills with a maturity of three months when purchased and having a cost basis of $1,122,000. Cash in excess of the amounts invested in United States treasury bills is invested as available in a bank master note, which may be liquidated by the Company to meet its cash needs on a daily basis. The Company earned $21,000 on its investments during the three months ended November 30, 1995.

         ACCOUNTS RECEIVABLE

         As of November 30, 1995, the Company's estimate of the net realizable value of total accounts receivable was $28,000, as compared to $27,000 at August 31, 1995. The $1,000 increase in the estimate of net realizable value at November 30, 1995 as compared to August 31, 1995 is the result of amounts collected subsequent to November 30, 1995. Collections of accounts receivable during the three months ended November 30, 1995 were $11,000 ($4,000 from former customers). The remaining accounts receivable as at November 30, 1995 have a face value of $118,000, but have been reduced by an aggregate of $90,000 to reflect the Company's estimate of the net realizable value of the accounts receivable. Of these remaining accounts receivable, accounts receivable with a face value of $92,000 were due from former customers, and the remaining $26,000 in face value of accounts receivable consists of miscellaneous receivables arising in the ordinary course of business.

         The Company is using its best efforts to collect the remaining amounts owed to it. There is no assurance, however, that the Company will be successful in its collection efforts. The Company has experienced difficulty in collecting these remaining accounts receivable. Unpaid amounts at November 30, 1995 of approximately $89,000 in face value of accounts receivable are in the hands of either attorneys or collection agencies to collect. The fees of such attorneys and collection agencies for collection are up to approximately 40% of the amount recovered. The Company will attempt to recover its collection costs from the customers, but there is no assurance that it will be successful in these efforts. The remaining $29,000 in face value of accounts receivable are the subject of the Company's collection efforts.

         PROPERTY AND EQUIPMENT

         The Company's remaining unsold real properties are owned by RSI Holdings of Florida, Inc. (" RSI Florida"), and consist of 2.5 acres of land with a 59,000 square foot building in Fort Lauderdale, Florida, and 2.03 acres of land with a 22,000 square foot building in Tampa, Florida. These properties were utilized by RSI Florida as warehouse, office and showroom space for the sale of turf care equipment prior to the cessation of the Company's business activities in August of 1994. The properties have an estimated liquidation value of $1,559,000 (net of estimated selling expenses), and are not subject to any debt. The estimated liquidation values are based in part upon an independent appraisal of the Fort Lauderdale property, dated March 11, 1994, indicating a market value for that property of $1,200,000, and an independent appraisal of the Tampa property, dated March 21, 1994 (updated effective October 10, 1995), indicating a market value for that property of $530,000, which appraisals and market values have not been independently verified by the Company (the "Appraisals"). The Appraisals each assume a "reasonable" marketing time for each property (assumed to be six months to one year by the Fort Lauderdale appraisal and one year with respect to the Tampa property), as well as various other material assumptions set forth in the Appraisals, as bases for the estimated value of each property. There is no assurance that the Company will realize sales prices for the properties comparable to the values estimated for each property by the Appraisals or that the other assumptions set forth in the Appraisals will prove to be accurate to any extent.

         The Company has been unable to sell these properties to date at prices deemed acceptable to the Company, but is actively engaged in marketing the properties. The properties are listed for sale with Florida commercial real estate brokers at prices somewhat higher than the market values indicated by the Appraisal for each property. During fiscal 1995 the Company entered letters of intent to sell the Fort Lauderdale property with two different potential purchasers at prices somewhat below but comparable to the property's value indicated by its Appraisal. These offers were deemed acceptable by the Company, but were withdrawn due to failure to obtain the necessary rezoning in one case and failure to obtain acceptable financing in the other. As reported in the August 31, 1995 Form 10-KSB, the Company has negotiated with an adjoining landowner with respect to sale of the Fort Lauderdale property at a price comparable to the first two offers, but no agreements could be reached with respect to selling price and negotiations have now discontinued with such adjoining landowner with respect to the sale of such property. The Company is currently holding discussions with another prospective buyer with respect to the sale of the Fort Lauderdale property, but there is no assurance that the current discussions will result in the sale of such property. With respect to the Tampa property, during fiscal 1995 the Company engaged in negotiations with two serious potential buyers out of a number of interested parties, but one of these parties has located an alternative site and the other party has
discontinued negotiations with the Company for the property.   In addition, the
Company has received oral expressions of interest from Tresca Industries, the current lessee of the Tampa property, and has received a written offer from another potential buyer, but neither of these offers is at a price deemed acceptable by the Company.

         The Company believes, in light of the fact that its current liquidity requirements are met by its existing cash and cash equivalents, that it is in the best interest of the Company to continue to hold these properties in an attempt to realize their market values. The level of interest in the properties, as well as the nature of the markets in which the properties are located, lead the Company to believe that, given adequate marketing time, there is a reasonable likelihood that the Company will be able to realize sale prices comparable to the values for the properties indicated by the Appraisals. However, there can be no assurance that the Company will be successful in locating buyers for these properties at such prices. Further, in the event expenses and costs arising out of the Company's contingent liabilities or other expenses of liquidation exceed its liquid resources, the Company may be forced to reduce the price of either or both of these properties in order to induce a rapid sale. There is no assurance that any buyer will be available even at such reduced prices. See Part II, Item 1 - "Legal Proceedings."

         PLANNED ACTIVITIES DURING THE PERIOD OF LIQUIDATION

         During the remainder of the period of liquidation (currently estimated to end December 31, 1996), proceeds of the Sale of Assets will continue to be applied first to the payment of expenses related to the liquidation of the Company's assets, next to pay or make provisions for the payment of contingent liabilities of the Company, and next to pay "fair value" to the holders of the 167,591 shares of Common Stock dissenting from the Sale of Assets. There is no assurance that the Company's proceeds from the sale of its remaining assets will be sufficient to cover these expenses.

         The Company currently intends to use the assets, if any, remaining after the consummation of the Sale of Assets and the payment or provision for payment of the foregoing items to acquire, invest in, or commence another business enterprise. In addition to continuing to implement the liquidation of the Company's assets, the Company plans during the remainder of the period of liquidation to continue to seek to identify a suitable new business in which to engage or invest. The Company has reviewed a number of potential business opportunities, and has held discussions with respect to certain of such opportunities, but to date no suitable business enterprise has been identified by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         ANTICIPATED LIQUIDITY REQUIREMENTS

         As discussed below under "Cash and Cash Equivalents," the Company has substantial cash liquidity, and anticipates that such cash resources will be sufficient to enable the Company to pay ordinary expenses expected to arise during the remaining period of liquidation of Company assets and identification of a new business enterprise in which to engage or invest. Further, the Company currently anticipates that it will be able to sell its remaining assets (other than cash and cash equivalents) by December 31, 1996, which sales will provide additional liquidity to the Company. There can be no assurance, however, that the Company will be able to sell the remainder of its assets or to identify a suitable business in which to engage or invest during this period. If this transition period is extended, the Company may not have sufficient proceeds to cover its anticipated expenses, and may be required to register under the Investment Company Act of 1940, as amended, during such period. The Company is unable to predict with certainty when the Fort Lauderdale property and Tampa property will be sold, but has estimated costs during the remaining period of liquidation based on such sales occurring by December 31, 1996.

          In addition to its ordinary expenses, the Company will continue to incur legal expenses relating to its contingent liabilities. The Company plans to continue to attempt to settle its contingent liabilities during the remainder of its period of liquidation, but it cannot estimate when these will be settled or the ultimate outcome of the lawsuits or environmental matters described below under Item 1 of Part II, "Legal Proceedings" or of any unknown contingencies. There can be no assurance that the Company's cash balances will be sufficient to allow it to meet its recorded liabilities and any known or unknown contingent liabilities. The ultimate outcome of these contingencies is not known. No provision has been made in the accompanying financial statements for any liability which may result from these matters, except for an estimate of the legal costs that the Company expects to incur in the defense of these matters.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents in the amount of $1,357,000 as of November 30, 1995 included United States treasury bills with a maturity of three months when purchased and having a cost basis of $1,122,000. Cash in excess of the amounts invested in United States treasury bills is invested as available in a bank master note, which may be liquidated by the Company to meet its cash needs on a daily basis. The Company earned $21,000 on its investments during the three months ended November 30, 1995.

         DEBT ARRANGEMENTS

         The Company's $500,000 revolving unsecured line of credit (the "Line of Credit") expired on December 31, 1995. Terms of the Line of Credit specified interest at the bank's prime rate and could only be used to meet the Company's short-term obligations during the period of consummation of its Sale of Assets. The Line of Credit was not used by the Company. The Line of Credit did not contain any financial covenants, and was guaranteed by Mr. Buck Mickel, Chairman of the Board of Directors, Chief Executive Officer, and a shareholder of the Company. The Company does not believe that it will need a line of credit during the remaining period of liquidation.

RSI HOLDINGS, INC.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

WIEGMANN & ROSE

         ENVIRONMENTAL LITIGATION

         In 1987, Triple A Machine Shop, Inc. ("Triple A") purchased property at 2801 Giant Road in Richmond, California from Wiegmann & Rose International Corp. ("Wiegmann & Rose"), a wholly-owned subsidiary of the Company. As part of this transaction, Wiegmann & Rose agreed to prepare a proposed plan of abatement for environmental contamination at the property, submit it to the Regional Water Quality Control Board, and upon approval, implement the abatement plan. Soon afterwards, consultants for Wiegmann & Rose prepared a proposed plan of abatement and submitted it to the Regional Board. However, the California Department of Health Services asserted jurisdiction over the matter, demanded that Wiegmann & Rose investigate the possibility of buried drums at the property, and initiated a planning process that produced a Remedial Investigation and Feasibility Study, Remedial Action Plan, and Community Relations Plan. Buried drums, which contained various substances including solvents and other volatile organic compounds ("VOCs") were found and removed in 1988. Planning and remediation continued for solvents that had leaked from the drums and for heavy metals that had also been disposed of at the property.

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

         The Triple A action, which was filed in the Contra Costa County, California Superior Court on July 19, 1993, was removed to the federal district court for the Northern District of California on August 25, 1993, and Wiegmann & Rose answered the complaint. The court granted Wiegmann & Rose's motion to reopen its previous litigation against NL, which was made with the intention of obtaining from the court a determination that NL had complied with the 1991 Decree (and therefore that Wiegmann & Rose had complied with its obligations to Triple A ), or, failing that, that NL had failed to comply with the 1991 Decree (and therefore is responsible for any damages for events following the entry of the 1991 Decree).

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

         Resolution of this case has been delayed because of a disagreement between Triple A and NL about which of them should be responsible for future maintenance of a protective cap installed at Site R. Triple A has suggested that it may dismiss the suit if this issue is resolved, and a settlement conference is expected within the next few months.

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

     During 1994 NL reported to the California DTSC that it had discovered additional contamination in the form of elevated levels of petroleum hydrocarbons or VOC's on the property at issue but adjacent to Site R. Such property is now owned by Triple A. Because the contamination is not within the boundaries of Site R, NL has taken the position to the California DTSC that it is not responsible for the remediation of this contamination. The extent of the contamination, the estimated cost of its remediation, and Wiegmann & Rose's responsibility for it have not yet been determined, but the cleanup costs and legal expenses related to this additional contamination could be significant and could materially and adversely affect the Company's financial position. The California DTSC has not yet requested remediation of this area of additional contamination. In the event that a claim is asserted against Wiegmann & Rose in connection with this additional contamination, Wiegmann & Rose expects to take the position that NL is primarily responsible for the additional contamination. However, no assurance can be given that Wiegmann & Rose will be successful in this matter and, if the matter were litigated, the litigation could take years and be very expensive to the Company.

         During the three months ended November 30, 1995, the Company incurred approximately $4,000 in legal and other expenses related to the Triple A lawsuit.

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

         The one undismissed case, Hall v. Abex et al. (filed February 25, 1994), pending in the

San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The plaintiffs, husband and wife, allege that the husband was exposed to asbestos in Wiegmann & Rose's products and/or that he was exposed to asbestos on Wiegmann & Rose's premises. Demand has been made upon the plaintiffs to dismiss Wiegmann & Rose from the action. Discovery is incomplete, and the plaintiff husband was deposed in January 1995. Plaintiff husband testified that he was present on Wiegmann & Rose premises on several occasions to oversee repairs and manufacturing being conducted by Wiegmann & Rose for his employer, Standard Oil, and to conduct certain tests on the machines and equipment being repaired by Wiegmann & Rose. Plaintiff husband, however, provided no testimony establishing a nexus between Wiegmann & Rose and any alleged asbestos exposure, other than his unsubstantiated belief.
Discovery is incomplete, and the Company intends to defend this case vigorously. Plaintiffs in this action have made a settlement offer for a total of $2,998 to settle their claims against Wiegmann & Rose, but Wiegmann & Rose has not yet responded to this offer. Wiegmann & Rose is one of approximately one hundred defendants in this case. Based upon financial information known to the Company, the Company believes that, in each of the above cases, several of the other defendants have greater financial resources than the Company.

         As to the asbestos claims, the Company believes substantial defenses are available. This belief is based upon the advice of the Company's counsel as to the existence of defenses stemming from the failure of the plaintiffs to establish asbestos exposure related to Wiegmann & Rose.

         INSURANCE

         The Company has contacted its two primary insurance companies relating to the environmental and asbestos claims against Wiegmann & Rose described above. One insurance company has denied coverage with respect to the environmental claims, but the other insurance company is reimbursing the Company for a portion of its defense costs related to the environmental matter under a reservation of rights. Both insurance companies are also, under a reservation of rights, reimbursing the Company for a portion of its defense costs related to the asbestos claims. The Company has received $4,000 from its insurers during the three months ended November 30, 1995 in payment of certain of its defense costs incurred with respect to these claims. The Company believes that the likelihood of continued recovery of defense costs relating to these claims pursuant to its current arrangements with these insurance companies is probable, but there can be no assurance that insurance coverage will be available to reimburse the Company to any extent for any damages or costs it must pay as a result of the settlement or adjudication of these claims.

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

         On or about September 23, 1992, Sam Spevak filed a lawsuit against Holiday Inns, Inc. for allegedly failing to pay monthly rent under the lease agreement. This lawsuit is pending in the Circuit Court of the Fourth Judicial Circuit, in and for Duval County, Florida. On May 4, 1993, Sam Spevak filed a Second Amended Complaint seeking from Holiday Inns, Inc. unpaid rent, unpaid taxes, interest, attorney fees and costs. On November 19, 1993, Sam Spevak filed a Third Amended Complaint in the Court seeking from Holiday Inns, Inc. unpaid rent, unpaid taxes, attorneys fees and costs, and seeking a declaratory judgment against Holiday Inns, Inc. to establish whether or not Holiday Inns, Inc. is liable for costs of repair and maintenance to the leased premises. Holiday Inns, Inc. amended its complaint to assert similar claims against all subsequent lessees (including RSI Corporation and Sparjax Corporation) under the lease agreement, seeking indemnification against sums paid or to be paid to Sam Spevak pursuant to his lawsuit. Currently Holiday Inns, Inc. claims to have paid the lessor in excess of $260,000 to date as a result of the lawsuit. The Company has no independent information with respect to the particulars of the payment of this sum.

         The most recent activity in the case has been a cross-claim filed by Mr. Donald Roberts against all assignees of W. M. R., Inc., including RSI Corporation and Sparjax Corporation. Mr. Roberts was an individual guarantor of W. M. R., Inc.'s obligations under the land lease. Counsel for RSI Corporation and Sparjax Corporation have moved to dismiss Mr. Roberts' cross-claims and the court has granted these motions, without prejudice. Counsel for Sparjax Corporation and RSI Corporation have informed the Company that the cross-claims do not raise any new substantive issues, but merely seek indemnification from all assignees in the event that Mr. Roberts is required to pay Holiday Inns, Inc. on his individual guaranty.

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

         The deposition of James "Duke" Williams, a critical witness in the case, has now been taken. Mr. Williams was involved in a contract to assume the lease from Holiday Inns, Inc., which contract was later canceled by Holiday Inns, Inc. The parties are presently scheduling the depositions of other important fact witnesses. These include Mr. Spevak and several of the lesser officers of Holiday Inns, Inc. who were involved in the negotiations to cancel the lease with Mr. Williams. The mediation conference held in January, 1995 was not successful. No trial date has been set.

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

         OTHER LITIGATION

         On January 12, 1995, a Mr. Cesar A. Cuenca served a complaint against the Company in the 11th Judicial Circuit Court, Dade County, Florida seeking damages in excess of the minimal jurisdictional amount of the Court, exclusive of costs and interest, and demanding costs of the action together with such further relief as the Court shall deem fit. The Plaintiff alleges that he was injured while operating a vehicle that was sold by the Company. The Complaint also named the manufacturer of the vehicle. The manufacturer has accepted, under reservation of rights, defense of the Company regarding this matter. This matter is still in the discovery stage. The plaintiff recently amended the complaint to add the School Board of Dade County as a defendant for negligent maintenance of the subject premises. The Company believes, based on the arrangements with the manufacturer of the vehicle and the Company's own insurance, that this action should not have a material adverse effect on the Company's financial position.

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

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8- K

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

        4.2          See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

         27          Financial Data Schedule (For SEC use only)


                 (b)      Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the three months ended November 30, 1995.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   RSI HOLDINGS, INC.





January 12, 1996                   /s/ Joe F. Ogburn
---------------------------        ---------------------------------------
         (Date)                    Joe F. Ogburn, Vice President and Treasurer
                                   (Principal Accounting Officer)