Form 10QSB
period 1996-02-29
RSI HOLDINGS INC
filed 1996-04-12
CIK 853697

                     U. S. Securities and Exchange Commission
                            Washington, D.C. 20549


                                 FORM 10 - QSB




     (MARK ONE)

 X   Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
- ---
     Exchange Act of 1934

For the Quarterly Period Ended  February 29, 1996 or
                                ------------------

- ---  Transition Report pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

For the Transition Period From                  to
                               -----------------  ------------------

COMMISSION FILE NUMBER 0-18091

                              RSI HOLDINGS, INC.
       ----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

        NORTH CAROLINA                                 56-1200363
 -------------------------------                   -------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization                     Identification No.)


        245 E. Broad Street, Suite A, P. O. Box 6847
        Greenville, South Carolina                              29606
        -------------------------------------------------------------
                   (Address of principal executive offices)

                                (803) 271-7171
        -------------------------------------------------------------
                          Issuer's telephone number

                                Not Applicable
        -------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.


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

     Common Stock - $.01 Par Value -- 7,994,292 shares outstanding as of March 25, 1996

     Transitional Small Business Disclosure Format (check one);
     Yes        No  X
        ----      ----

                                     INDEX


                               RSI HOLDINGS, INC.


PART I.  FINANCIAL INFORMATION PAGE




Item I.       Financial Statements (Unaudited)                                                     PAGE
                                                                                                   ----
              Condensed consolidated statement of net assets in liquidation --
              February 29, 1996                                                                     4

              Condensed consolidated statements of changes in net assets in liquidation  -- Six months ended February 29, 1996 and
              February 28, 1995                                                                     5

              Notes to condensed consolidated financial statements -- February 29,
              1996                                                                                  6

Item 2.       Management's Discussion and Analysis of Financial Condition                          14


PART II. OTHER INFORMATION                                                                         20

Item 1.       Legal Proceedings                                                                    20
Item 2.       Changes in Securities                                                                26
Item 3.       Defaults upon Senior Securities                                                      26
Item 4.       Submission of Matters to a Vote of Security Holders                                  26
Item 5.       Other Information                                                                    26
Item 6.       Exhibits and Reports on Form 8-K                                                     27

SIGNATURES                                                                                         28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RSI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN
LIQUIDATION (Unaudited)

February 29, 1996




ASSETS
Cash and cash equivalents                                        $1,258,000
Accounts receivable                                                  23,000
Property and equipment                                            1,559,000
Other assets                                                          3,000
                                                                 ----------

                                                                  2,843,000

LIABILITIES
Trade accounts payable                                                1,000
Accrued expenses                                                    318,000
Estimated costs during the period of liquidation -- Note A          349,000
                                                                 ----------

                                                                    668,000
Contingencies -- Note B                                          ----------

Net assets in liquidation -- Note A                              $2,175,000
                                                                 ==========



See accompanying notes.

RSI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN NET ASSETS IN LIQUIDATION (Unaudited)

Six Months Ended February 29, 1996 and February 28, 1995



                                                                                      1996         1995
                                                                                    -----------------------
Net assets in liquidation at beginning of period                                    $2,143,000  $ 1,930,000

Changes in nets assets in liquidation attributed to:
  (Decrease) increase in cash and cash equivalents                                    (214,000)     896,000
  Decrease in trade accounts payable                                                     4,000      566,000
  Decrease in accrued expenses                                                          51,000      321,000
  Decrease in estimated costs during remaining period of liquidation                   195,000      727,000
  Decrease in estimated net realizable value of
    accounts receivable                                                                 (4,000)  (1,405,000)
  Decrease in notes payable and capital lease obligation                                          2,194,000
  Decrease in inventory floor plan debt resulting from sale of
    inventory to supplier                                                                         4,123,000
  Decrease in accrued compensation                                                                   54,000
  Decrease in inventory resulting principally from sale of inventory
    to suppliers and other dealers                                                               (5,845,000)
  Sales of property and equipment                                                                (1,631,000)
                                                                                    -----------------------

Increase in net assets in liquidation                                                   32,000            0
                                                                                    -----------------------
Net assets in liquidation at end of period                                          $2,175,000  $ 1,930,000
                                                                                    =======================


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

     As a result of the decision to sell the operating assets of the Company and the subsequent efforts to sell all of the operating assets, the Company changed its basis of accounting for its financial statements at August 31, 1994 from the going concern basis of accounting to the liquidation basis of accounting in accordance with generally accepted accounting principles. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon management estimates as of the date of the financial statements. In addition, as described in Note B, significant uncertainties exist with respect to the outcome of litigation in which the Company is a defendant. No provision has been made as of February 29, 1996 for any liability that may result upon ultimate resolution of these litigation matters.

     The statement of consolidated net assets in liquidation as of February 29, 1996 includes approximately $349,000 of costs that the Company estimates will be incurred during the period of liquidation, based on management's assumption that the liquidation process will be completed by December 1996. The Company's estimate of the period required to sell its remaining assets and resolve the remaining contingencies is based on management's best estimates, and the liquidation period may be shorter than projected or it may be extended beyond the projected period.

     The accompanying unaudited condensed consolidated financial statements at February 29, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information under the liquidation basis of accounting and with the instructions to Form 10 - QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation on the liquidation basis have been included.

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

     Wiegmann & Rose did not cause any of the contamination on the site. In addition, the Company had diligently proceeded to abate the contamination through the date of the 1991 Decree, and the terms of the 1991 Decree required NL, not the Company, to abate the contamination on Site R diligently and to the satisfaction of regulatory agencies. Based upon these facts, management believes that the allegations of Triple A are without merit, is contesting the case vigorously, and filed a motion to dismiss the case during January of 1996.


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

     Resolution of this case has been delayed because of a disagreement between Triple A and NL about which of them should be responsible for future maintenance of a protective cap installed at Site R. Triple A has suggested that it may dismiss the suit if this issue is resolved, and the parties are currently discussing settlement. There is no assurance, however, that any settlement can be reached on terms satisfactory to the Company.

     Since the 1991 Decree, NL has been working towards completion of the remediation of Site R, and during 1994 requested that the California Environmental Protection Agency, Department of Toxic Substances Control ("California DTSC") declare that the remediation of Site R is complete. The California DTSC has requested additional commitments from NL and Triple A on future operation, maintenance, and sampling of Site R. The Company believes that NL has the financial ability to remediate Site R. This belief is based upon the Company's knowledge of the remediation of Site R that NL has performed to date, and upon the Company's review of the annual report of NL for the year ended December 31, 1995 (the "1995 Annual Report"). The 1995 Annual Report indicates that, at December 31, 1995, the working capital of NL was $249,000,000 and that NL's working capital ratio was 1.8 to 1.0.

     During 1994 NL reported to the California DTSC that it had discovered additional contamination in the form of elevated levels of petroleum hydrocarbons or VOCs on the property at issue but adjacent to Site R. Such property is now owned by Triple A. Because the contamination is not within the boundaries of Site R, NL has taken the position to the California DTSC that it is not responsible for the remediation of this contamination. The extent of the contamination, the estimated cost of its remediation, and Wiegmann & Rose's responsibility for it have not yet been determined, but the cleanup costs and legal expenses related to this additional contamination could be significant and could materially and adversely affect the Company's financial position.
The California DTSC has not yet requested remediation of this area of additional contamination. In the event that a claim is asserted against Wiegmann & Rose in connection with this additional contamination, Wiegmann & Rose expects to take the position that NL is primarily responsible for the additional contamination. However, no assurance can be given that Wiegmann & Rose will be successful in this matter and, if the matter were litigated, the litigation could take years and be very expensive to the Company.

     During the six months ended February 29, 1996, the Company incurred approximately $10,000 in legal expenses related to the Triple A lawsuit.

     ASBESTOS LITIGATION

     Wiegmann & Rose is also one of numerous defendants with respect to seven claims for exposure to asbestos, arising in the normal course of business. All seven of these claims have been dismissed without prejudice with respect to Wiegmann & Rose, and the applicable statute of limitations has passed with respect to at least two of the dismissed claims. The dismissed claims are made in the following lawsuits, in each case seeking unspecified damages for injury allegedly due to asbestos exposure: (i) Brophy v. Abex et al. (filed April 9, 1992), pending in the San Francisco, California Superior Court, seeks damages for wrongful death allegedly due to asbestos exposure. Wiegmann & Rose has been dismissed without prejudice in this action and the applicable statute of limitations has now passed, barring any subsequent action by the plaintiff against Wiegmann & Rose. (ii) Canga v. Abex et al. (filed March 18, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. Wiegmann & Rose has been dismissed without prejudice in this action. (iii) Jordison v. Abex et al. (filed January 21, 1994), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice. (iv) Barnes v. Abex et al. (filed December 3, 1993), pending in the San Francisco Superior Court, seeks damages for wrongful death allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice, and the applicable statute of limitation has passed, barring any subsequent action by plaintiff against Wiegmann & Rose. (v) Richardson v. Abex et al. (filed August 5, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice. (vi) Sorensen v. Abex et al. (filed July 20, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice. (vii) Hall v. Abex et al. (filed February 25, 1994), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice.

     As to the substantive nature of the asbestos claims, the Company believes substantial defenses would be available and for that reason the Company has been successful in having all seven of these filed actions dismissed without prejudice as against Wiegmann & Rose.

     INSURANCE

     The Company has contacted its two primary insurance companies relating to the environmental and asbestos claims against Wiegmann & Rose described above. One insurance company has denied coverage with respect to the environmental claims, but the other insurance company is reimbursing the Company for a portion of its defense costs related to the environmental matter under a reservation of rights. Both insurance companies are also, under a reservation of rights, reimbursing the Company for a portion of its defense costs related to the asbestos claims. The Company has received $6,000 from its insurers during the six months ended February 29, 1996 in payment of certain of its defense costs incurred with respect to these claims. The Company believes that the likelihood of continued recovery of defense costs relating to these claims pursuant to its current arrangements with these insurance companies is probable, but there can be no assurance that insurance coverage will be available to reimburse the Company to any extent for any damages or costs it must pay as a result of the settlement or adjudication of these claims.

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

     The deposition of James "Duke" Williams, a critical witness in the case, has now been taken. Mr. Williams was involved in a contract to assume the lease from Holiday Inns, Inc., which contract was later canceled by Holiday Inns, Inc. The parties are presently scheduling the depositions of other important fact witnesses. These include Mr. Spevak and several of the other officers of Holiday Inns, Inc. who were involved in the negotiations to cancel the lease with Mr. Williams. The mediation conference held in January, 1995 was not successful. No trial date has been set.

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

     As discussed below, the Sale of Assets plan has not yet been fully consummated. The holders of an aggregate of 167,591 shares of Common Stock dissented from the Sale of Assets. These holders are entitled under North Carolina law to receive the "fair value" of their shares of Common Stock as determined in accordance with North Carolina law. The Company has not yet determined the "fair value" of these shares. It intends to make this determination promptly following the sale of the Fort Lauderdale property described further below, as part of the consummation of the Sale of Assets.

ADJUSTMENT TO LIQUIDATION BASIS

     Because the Company decided in 1994 that it should cease its existing business operations and sell substantially all of its operating assets, the Company has reported its financial position on the liquidation basis of accounting for the six months ended February 29, 1996. In the liquidation basis of accounting, assets are valued at their net realizable value (rather than at their net historical cost), and liabilities include estimated costs associated with carrying out the sale of substantially all of the assets of the Company.

     At August 31, 1994, management believed that it would be able to complete the Sale of Assets by December 31, 1995, and the costs estimated at that time by the Company to be incurred during the period of liquidation were based upon that assumption. However, despite the Company's efforts, two major properties of the Company have not been sold, and in August 1995 the Company extended the period of liquidation. Management currently estimates that it will be able to complete the Sale of Assets by December 31, 1996, though there can be no assurance that this goal will be achieved. See the section entitled "Property and Equipment" for a discussion of the Company's efforts to sell its remaining properties.

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

     The Company's estimate of net assets in liquidation increased $32,000 during the six months ended February 29, 1996. The principal reason for the increase in net assets in liquidation was the increase in rental income estimated to be received from the lessee during the period of liquidation relating to the unsold property located in Fort Lauderdale, Florida and Tampa, Florida.

     At February 29, 1996, the Company had accrued $318,000 to record all known expenses incurred through February 29, 1996, but not yet paid. As of February 29, 1996 the Company's estimated costs to be incurred during the remaining period of liquidation through December 31, 1996 were $349,000 as compared to $544,000 at August 31, 1995. This reduction of $195,000 resulted primarily from payments made and adjustments to expense categories based on actual costs (net of estimated rental income) as compared to costs estimated at August 31, 1995 to be incurred during the six months ended February 29, 1996. These costs include costs expected to be incurred in connection with the consummation of the Sale of Assets during the liquidation period through December 31, 1996, including anticipated legal fees ($54,000), accounting and auditing fees ($30,000), salaries ($118,000), lease commitments ($18,000), property taxes ($37,000), insurance and other overhead items ($33,000), shareholder relation expenses ($9,000), and the Company's estimate of unforeseen costs ($50,000) that the Company expects to incur during the remaining liquidation period through December 31, 1996. These amounts are only estimates, however, and there is no assurance that management will be able to complete the Sale of Assets during this period or that known and unknown contingencies will not require the Company to make significant additional expenditures.

FINANCIAL POSITION AT FEBRUARY 29, 1996

     The Company's activities during the period beginning in September of 1994 through February of 1996 have consisted primarily of implementing the Sale of Assets. The following paragraphs describe such activities and the composition of the net assets of the Company at February 29, 1996.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents in the amount of $1,258,000 as of February 29, 1996 included United States treasury bills with a maturity of three months when purchased and having a cost basis of $1,128,000. Cash in excess of the amounts invested in United States treasury bills is invested as available in a bank master note, which may be liquidated by the Company to meet its cash needs on a daily basis. The Company earned $38,000 on its investments during the six months ended February 29, 1996.

      ACCOUNTS RECEIVABLE

      As of February 29, 1996, the Company's estimate of the net realizable value of total accounts receivable was $23,000, as compared to $27,000 at August 31, 1995. The $4,000 decrease in the estimate of net realizable value at February 29, 1996 as compared to August 31, 1995 is the result of net collections during the six months ended February 29, 1996. Collections of accounts receivable during the six months ended February 29, 1996 were $11,000 ($4,000 from former customers). The remaining accounts receivable as at February 29, 1996 have a face value of $109,000, but have been reduced by an aggregate of $86,000 to reflect the Company's estimate of the net realizable value of the accounts receivable. Of these remaining accounts receivable, accounts receivable with a face value of $86,000 were due from former customers, and the remaining $23,000 in face value of accounts receivable consists of miscellaneous receivables arising in the ordinary course of business.

     The Company is using its best efforts to collect the remaining amounts owed to it. There is no assurance, however, that the Company will be successful in its collection efforts. The Company has experienced difficulty in collecting these remaining accounts receivable. Amounts due from former customers at February 29, 1996 of approximately $86,000 in face value are in the hands of attorneys to collect. The fees of such attorneys for collection are up to approximately 40% of the amount recovered. The Company will attempt to recover its collection costs from the customers, but there is no assurance that it will be successful in these efforts. The remaining $23,000 in face value of accounts receivable includes $12,000 of sales tax deposits made to the State of Florida that are being reduced each month through sales tax collected on rents charged on the two remaining properties. The uncollected amount remaining at the expiration of the lease period will be refundable from the State of Florida. The remaining $11,000 of miscellaneous receivables are the result of transactions made in the ordinary course of business and are subject to the Company's collection efforts.

     PROPERTY AND EQUIPMENT

     The Company's remaining unsold real properties are owned by RSI Holdings of Florida, Inc. ("RSI Florida"), and consist of 2.5 acres of land with a 59,000 square foot building in Fort Lauderdale, Florida, and 2.03 acres of land with a 22,000 square foot building in Tampa, Florida. These properties were utilized by RSI Florida as warehouse, office and showroom space for the sale of turf care equipment prior to the cessation of the Company's business activities in August of 1994. The properties have an estimated liquidation value of $1,559,000 (net of estimated selling expenses), and are not subject to any material debt. The estimated liquidation values are based in part upon an independent appraisal of the Fort Lauderdale property, dated March 11, 1994, indicating a market value for that property of $1,200,000, and an independent appraisal of the Tampa property, dated March 21, 1994 (updated effective October 10, 1995), indicating a market value for that property of $530,000, (the "Appraisals") which appraisals and market values have not been independently verified by the Company. The Company is not aware of any material changes in the market value of the property since the respective dates of the Appraisals. The Appraisals each assume a "reasonable" marketing time for each property (assumed to be six months to one year by the Fort Lauderdale appraisal and one year with respect to the Tampa property), as well as various other material assumptions set forth in the Appraisals, as bases for the estimated value of each property. There is no assurance that the Company will realize sales prices for the properties comparable to the values estimated for each property by the Appraisals or that the other assumptions set forth in the Appraisals will prove to be accurate to any extent.

     The Company has been unable to sell these properties to date at prices deemed acceptable to the Company, but has a sales contract to sell the Fort Lauderdale property and is actively engaged in marketing the Tampa property. The properties have been listed for sale with Florida commercial real estate brokers at prices somewhat higher than the market values indicated by the Appraisal for each property. The Company executed on February 6, 1996 a contract to sell the Fort Lauderdale property whereby the prospective buyer will purchase effective August 1, 1996 the Fort Lauderdale property for $1,221,190 less allowances and selling expenses which the Company currently estimates will total approximately $103,000. This agreement was subject to a forty five day due diligence period that was subsequently extended to April 10, 1996. The prospective buyer has paid the Company's real estate broker a $50,000 deposit and the real estate broker is holding this deposit in escrow.

     With respect to the Tampa property, the property is listed for sale with a Florida commercial real estate broker at a price somewhat higher than the market values indicated by the Appraisal for the property. During fiscal 1995 the Company engaged in negotiations with two potential buyers out of a number of interested parties, but one of these parties has located an alternative site and the other party has discontinued negotiations with the Company for the
property.   In addition, the Company has received oral expressions of interest from Tresca Industries, the current lessee of the Tampa property, and has received a written offer from another potential buyer, but neither of these offers was at a price deemed acceptable by the Company.

     The Company believes, in light of the fact that its current liquidity requirements are met by its existing cash and cash equivalents, that it is in the best interest of the Company to consummate the sale of the Fort Lauderdale property and continue to hold the Tampa property in an attempt to realize its market value. The level of interest in the property, as well as the nature of the market in which the property is located, lead the Company to believe that, given adequate marketing time, there is a reasonable likelihood that the Company will be able to realize sale prices comparable to the value for the property indicated by its Appraisal. However, there can be no assurance that the Company will be successful in locating a buyer for the property at such price. Further, in the event expenses and costs arising out of the Company's contingent liabilities or other expenses of liquidation exceed its liquid resources, and if the contract to sell the Fort Lauderdale property on August 1, 1996 is not consummated, the Company may be forced to reduce the price of either or both of these properties in order to induce a rapid sale. There is no assurance that any buyer will be available even at such reduced prices. See Part II, Item 1 - "Legal Proceedings."


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

LIQUIDITY AND CAPITAL RESOURCES

     ANTICIPATED LIQUIDITY REQUIREMENTS

     Proceeds from the consummation of the Sale of Assets Plan have been or will be applied first to satisfy debt associated with the particular assets sold, next to the general debts of the Company, next to pay for or make provision for the payment of contingent liabilities of the Company and next to pay "fair value" to the holders of Common Stock dissenting from the Sale of Assets Plan. All material debts associated with the remaining assets to be sold have been paid and the general debts of the Company have been paid as they became due. There is no assurance that the Company's proceeds from the sale of its remaining assets will be sufficient to cover the contingent liabilities and the remaining debts and expenses. The Company expects to pay "fair value" to the holders of the 167,591 shares of Common Stock dissenting from the Sale of Assets Plan following the consummation of the expected sale of the Fort Lauderdale property in August of 1996. The Company expects to follow the procedures for determining "fair value" in accordance with North Carolina law.


     As discussed below under "Cash and Cash Equivalents," the Company has substantial cash liquidity, and anticipates that such cash resources will be sufficient to enable the Company to pay ordinary expenses expected to arise during the remaining period of liquidation of Company assets and identification of a new business enterprise in which to engage or invest. Further, the Company currently anticipates that it will be able to sell its remaining assets (other than cash and cash equivalents) by December 31, 1996, which sales will provide additional liquidity to the Company. There can be no assurance, however, that the Company will be able to sell the remainder of its assets or to identify a suitable business in which to engage or invest during this period. If this transition period is extended, the Company may not have sufficient proceeds to cover its anticipated expenses. It also may be required to register under the Investment Company Act of 1940, as amended, during such period. The Company is unable to predict with certainty when the Tampa property will be sold, but has estimated costs during the remaining period of liquidation based on such sales occurring by December 31, 1996.

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

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents in the amount of $1,258,000 as of February 29, 1996 included United States treasury bills with a maturity of three months when purchased and having a cost basis of $1,128,000. Cash in excess of the amounts invested in United States treasury bills is invested as available in a bank master note, which may be liquidated by the Company to meet its cash needs on a daily basis. The Company earned $38,000 on its investments during the six months ended February 29, 1996.

     DEBT ARRANGEMENTS

     The Company's $500,000 revolving unsecured line of credit (the "Line of Credit") expired on December 31, 1995. The Line of Credit was not used by the Company. The Company does not believe that it will need a line of credit during the remaining period of liquidation.

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

     Wiegmann & Rose did not cause any of the contamination on the site. In addition, the Company had diligently proceeded to abate the contamination through the date of the 1991 Decree, and the terms of the 1991 Decree required NL, not the Company, to abate the contamination on Site R diligently and to the satisfaction of regulatory agencies. Based upon these facts, management believes that the allegations of Triple A are without merit, is contesting the case vigorously, and filed a motion to dismiss the case during January of 1996.

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

     Resolution of this case has been delayed because of a disagreement between Triple A and NL about which of them should be responsible for future maintenance of a protective cap installed at Site R. Triple A has suggested that it may dismiss the suit if this issue is resolved, and the parties are currently discussing settlement. There is no assurance, however, that any settlement can be reached on terms satisfactory to the Company.

     Since the 1991 Decree, NL has been working towards completion of the remediation of Site R, and during 1994 requested that the California Environmental Protection Agency, Department of Toxic Substances Control ("California DTSC") declare that the remediation of Site R is complete. The California DTSC has requested additional commitments from NL and Triple A on future operation, maintenance, and sampling of Site R. The Company believes that NL has the financial ability to remediate Site R. This belief is based upon the Company's knowledge of the remediation of Site R that NL has performed to date, and upon the Company's review of the annual report of NL for the year ended December 31, 1995 (the "1995 Annual Report"). The 1995 Annual Report indicates that, at December 31, 1995, the working capital of NL was $249,000,000 and that NL's working capital ratio was 1.8 to 1.0.

     During 1994 NL reported to the California DTSC that it had discovered additional contamination in the form of elevated levels of petroleum hydrocarbons or VOCs on the property at issue but adjacent to Site R. Such property is now owned by Triple A. Because the contamination is not within the boundaries of Site R, NL has taken the position to the California DTSC that it is not responsible for the remediation of this contamination. The extent of the contamination, the estimated cost of its remediation, and Wiegmann & Rose's responsibility for it have not yet been determined, but the cleanup costs and legal expenses related to this additional contamination could be significant and could materially and adversely affect the Company's financial position. The California DTSC has not yet requested remediation of this area of additional contamination. In the event that a claim is asserted against Wiegmann & Rose in connection with this additional contamination, Wiegmann & Rose expects to take the position that NL is primarily responsible for the additional contamination. However, no assurance can be given that Wiegmann & Rose will be successful in this matter and, if the matter were litigated, the litigation could take years and be very expensive to the Company.

     During the six months ended February 29, 1996, the Company incurred approximately $10,000 in legal expenses related to the Triple A lawsuit.

     ASBESTOS LITIGATION

     Wiegmann & Rose is also one of numerous defendants with respect to seven claims for exposure to asbestos, arising in the normal course of business. All seven of these claims have been dismissed without prejudice with respect to Wiegmann & Rose, and the applicable statute of limitations has passed with respect to at least two of the dismissed claims. The dismissed claims are made in the following lawsuits, in each case seeking unspecified damages for injury allegedly due to asbestos exposure: (i) Brophy v. Abex et al. (filed April 9, 1992), pending in the San Francisco, California Superior Court, seeks damages for wrongful death allegedly due to asbestos exposure. Wiegmann & Rose has been dismissed without prejudice in this action and the applicable statute of limitations has now passed, barring any subsequent action by the plaintiff against Wiegmann & Rose. (ii) Canga v. Abex et al. (filed March 18, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. Wiegmann & Rose has been dismissed without prejudice in this action. (iii) Jordison v. Abex et al. (filed January 21, 1994), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice. (iv) Barnes v. Abex et al. (filed December 3, 1993), pending in the San Francisco Superior Court, seeks damages for wrongful death allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice, and the applicable statute of limitation has passed, barring any subsequent action by plaintiff against Wiegmann & Rose. (v) Richardson v. Abex et al. (filed August 5, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice. (vi) Sorensen v. Abex et al. (filed July 20, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice. (vii) Hall v. Abex et al. (filed February 25, 1994), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice.

     As to the substantive nature of the asbestos claims, the Company believes substantial defenses would be available and for that reason the Company has been successful in having all seven of these filed actions dismissed without prejudice as against Wiegmann & Rose.

     INSURANCE

     The Company has contacted its two primary insurance companies relating to the environmental and asbestos claims against Wiegmann & Rose described above. One insurance company has denied coverage with respect to the environmental claims, but the other insurance company is reimbursing the Company for a portion of its defense costs related to the environmental matter under a reservation of rights. Both insurance companies are also, under a reservation of rights, reimbursing the Company for a portion of its defense costs related to the asbestos claims. The Company has received $6,000 from its insurers during the six months ended February 29, 1996 in payment of certain of its defense costs incurred with respect to these claims. The Company believes that the likelihood of continued recovery of defense costs relating to these claims pursuant to its current arrangements with these insurance companies is probable, but there can be no assurance that insurance coverage will be available to reimburse the Company to any extent for any damages or costs it must pay as a result of the settlement or adjudication of these claims.

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

        The deposition of James "Duke" Williams, a critical witness in the case, has now been taken. Mr. Williams was involved in a contract to assume the lease from Holiday Inns, Inc., which contract was later canceled by Holiday Inns, Inc. The parties are presently scheduling the depositions of other important fact witnesses. These include Mr. Spevak and several of the other officers of Holiday Inns, Inc. who were involved in the negotiations to cancel the lease with Mr. Williams. The mediation conference held in January, 1995 was not successful. No trial date has been set.

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


ITEM 2.   CHANGES IN SECURITIES*


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES*


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarizes the votes at the Annual Meeting of the Company's shareholders held on January 18, 1996.



                                                                  Broker
                                                                 --------
       Matter            For     Against  Withheld  Abstentions  Nonvotes
- --------------------  ---------  -------  --------  -----------  --------
Election of
Directors

C. C. Guy             7,078,348        0    36,091            0         0
Buck Mickel           7,078,348        0    36,091            0         0
Charles M. Bolt       7,078,348        0    36,091            0         0

Ratification of
appointment of
Ernst & Young LLP
Independent auditors
for fiscal 1996       7,091,352   21,557         0        1,530         0

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

     10.1 Agreement by and between the Company and Treadco, Inc. dated as of February 6, 1996.

     27        Financial Data Schedule (For SEC use only)


           (b) Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the three months ended February 29, 1996.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                    RSI HOLDINGS, INC.
                                    --------------------------



April 12, 1996                      /s/ Joe F. Ogburn
- --------------                      --------------------------------------------
(Date)                              Joe F. Ogburn,  Vice President and Treasurer
                                    (Principal Accounting Officer)