Form 10QSB
period 1996-05-31
RSI HOLDINGS INC
filed 1996-07-10
CIK 853697

                    U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                 FORM 10 - QSB




     (MARK ONE)

 X   Quarterly Report pursuant to Section 13 or 15 (d) of the
 -   Securities Exchange Act of 1934

For the Quarterly Period Ended  May 31, 1996 or

     Transition Report pursuant to Section 13 or 15 (d) of the
 -   Securities Exchange Act of 1934

For the Transition Period From                  to
                               -----------------  ------------------

COMMISSION FILE NUMBER 0-18091

                             RSI HOLDINGS, INC.
     ------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

              NORTH CAROLINA                           56-1200363
              --------------                           ----------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization                   Identification No.)


              245 E. Broad Street, Suite A, P. O. Box 6847
              Greenville, South Carolina                         29606
              -------------------------------------------------  ------
                  (Address of principal executive offices)

                               (864) 271-7171
              -------------------------------------------------
                          Issuer's telephone number

                               Not Applicable
              -------------------------------------------------
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

     Common Stock - $.01 Par Value -- 7,994,292 shares outstanding as of June 25, 1996


     Transitional Small Business Disclosure Format (check one);
     Yes                   No      X
        -----------------     --------------

                                     INDEX


                               RSI HOLDINGS, INC.






PART I.  FINANCIAL INFORMATION                                                                 PAGE
Item 1.  Financial Statements (Unaudited)

         Condensed consolidated statement of net assets in liquidation --
         May 31, 1996                                                                             4

         Condensed consolidated statements of changes in net assets in liquidation  --
         Nine months ended May 31, 1996 and 1995                                                  5

         Notes to condensed consolidated financial statements --
         May 31, 1996                                                                             6

Item 2.  Plan of Operation                                                                       14

PART II. OTHER INFORMATION                                                                       20

Item 1.  Legal Proceedings                                                                       20
Item 2.  Changes in Securities                                                                   26
Item 3.  Defaults upon Senior Securities                                                         26
Item 4.  Submission of Matters to a Vote of Security Holders                                     26
Item 5.  Other Information                                                                       26
Item 6.  Exhibits and Reports on Form 8-K                                                        27

   SIGNATURES                                                                                    28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RSI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN
LIQUIDATION (Unaudited)

May 31, 1996




ASSETS
Cash and cash equivalents                                               $1,179,000
Accounts receivable                                                         59,000
Property and equipment                                                   1,559,000
Other assets                                                                 3,000
                                                                        ----------

                                                                         2,800,000

LIABILITIES
Trade accounts payable                                                       1,000
Accrued expenses                                                           300,000
Estimated costs during the period of liquidation -- Note A                 244,000
                                                                        ----------

                                                                           545,000

                                                                        ----------
Contingencies -- Note B

Net assets in liquidation -- Note A                                     $2,255,000
                                                                        ==========



See accompanying notes.

RSI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN NET ASSETS IN LIQUIDATION (Unaudited)

Nine Months Ended May 31, 1996 and 1995


                                                                                            1996         1995
                                                                                        -----------------------
Net assets in liquidation at beginning of period                                        $2,143,000   $1,930,000

Changes in nets assets in liquidation attributed to:
   (Decrease) increase in cash and cash equivalents                                       (293,000)   1,059,000
   Decrease in trade accounts payable                                                        4,000      570,000
   Decrease in accrued expenses                                                             69,000      331,000
   Decrease in estimated costs during remaining period of liquidation                      300,000      969,000
   Increase (decrease) in estimated net realizable value of
     accounts receivable                                                                    32,000   (1,667,000)
   Decrease in notes payable and capital lease obligation                                             2,202,000
   Decrease in inventory floor plan debt resulting from sale of
     inventory to supplier                                                                            4,123,000
   Decrease in accrued compensation                                                                      54,000
   Decrease in inventory resulting principally from sale of inventory
     to suppliers and other dealers                                                                  (5,873,000)
   Sales of property and equipment                                                                   (1,648,000)
   Decrease in other assets                                                                              (1,000)
                                                                                        -----------------------
Increase in net assets in liquidation                                                      112,000      119,000
                                                                                        -----------------------
Net assets in liquidation at end of period                                              $2,255,000   $2,049,000
                                                                                        =======================

                                     Page 5

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

     As a result of the decision to sell the operating assets of the Company and the subsequent efforts to sell all of the operating assets, the Company changed its basis of accounting for its financial statements at August 31, 1994 from the going concern basis of accounting to the liquidation basis of accounting in accordance with generally accepted accounting principles. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon management estimates as of the date of the financial statements. In addition, as described in Note B, significant uncertainties exist with respect to the outcome of litigation in which the Company is a defendant. No provision has been made as of May 31, 1996 for any liability that may result upon ultimate resolution of these litigation matters.

     The statement of consolidated net assets in liquidation as of May 31, 1996 includes approximately $244,000 of costs that the Company estimates will be incurred during the period of liquidation, based on management's assumption that the liquidation process will be completed by December 1996. The Company's estimate of the period required to sell its remaining assets and resolve the remaining contingencies is based on management's best estimates, and the liquidation period may be shorter than projected or it may be extended beyond the projected period.

      The accompanying unaudited condensed consolidated financial statements at May 31, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information under the liquidation basis of accounting and with the instructions to Form 10 - QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation on the liquidation basis have been included.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10
- - KSB for the year ended August 31, 1995.

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

     Resolution of this case has been delayed because of a disagreement between Triple A and NL about which of them should be responsible for future maintenance of a protective cap installed at Site R. Triple A has suggested that it may dismiss the suit if this issue is resolved, and the parties are currently discussing settlement of the lawsuit as well as resolution of Wiegmann & Rose's responsibility under the purchase agreement with Triple A. There is no assurance, however, that any settlement can be reached on terms satisfactory to the Company.

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

     During the nine months ended May 31, 1996, the Company incurred approximately $22,000 in legal expenses related to the Triple A lawsuit.

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


     INSURANCE

     The Company has contacted its two primary insurance companies relating to the environmental and asbestos claims against Wiegmann & Rose described above. One insurance company has denied coverage with respect to the environmental claims, but the other insurance company has reimbursed the Company for a portion of its defense costs related to the environmental matter under a reservation of rights. The two insurance companies, under a reservation of rights, have reimbursed the Company for substantially all of its defense costs related to the asbestos claims. The Company has received $27,000 from its insurers during the nine months ended May 31, 1996 and $41,000 during June of 1996, substantially all relating to defense costs incurred with respect to the asbestos claims. The Company is communicating with its insurance company with respect to reimbursement of defense costs paid by the Company relating to the environmental claims. The Company believes that the likelihood of continued recovery of defense costs relating to these claims pursuant to its current arrangements with its insurance company is probable, but there can be no assurance that insurance coverage will be available to reimburse the Company to any extent for any damages or costs it must pay as a result of the settlement or adjudication of these claims.

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

      With respect to RSI Corporation's maximum exposure in this case, Holiday Inns has asserted that RSI Corporation and all other lessees are obligated to reimburse it $259,201 for rent it paid to the landlord as a result of AHI's failure to pay under the lease. This amount, however, only represents delinquent rent through October 13, 1993, because Holiday Inns contends that the lessee's obligations under the lease terminated on that date as a result of James "Duke" Williams evicting AHI on behalf on the landlord. Mr. Spevak claims, however, that as of January, 1995, he is entitled to past monthly rental and interest (from October 13, 1993 through December 20, 1994) of $82,289 plus future monthly rental through the end of the lease term in 2068 of

$1,834,565 (which sum represents the present value using a 6.5% discount rate). If Mr. Spevak is successful in proving his claim, RSI Corporation's exposure includes these latter amounts. In addition, should the court determine that Holiday Inns, Inc. has an obligation to pay the cost of repairs and maintenance incurred to date and throughout the balance of the lease term, the amount of such costs could be substantial but cannot be quantified with any reasonable degree of accuracy. The Company believes the existing motel property is in a state of disrepair such that it is not commercially usable. The City of Jacksonville has recently sent notice, presumably to all parties involved in this lawsuit, threatening to condemn the property and demolish the entire structure. If that occurs, and the Court determines that the lessees have an obligation to maintain the property during the lease term, RSI Corporation's exposure could also include the costs of demolition and the expense of rebuilding the hotel. This liability, of course, cannot be remotely estimated at this time, but no doubt involves a very substantial number.

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

     If found liable for any sum as a result of Holiday Inns, Inc.'s claims, the Company believes RSI Corporation and Sparjax Corporation would have a claim in equity against AHI, the current and allegedly defaulting lessee under the lease agreement, and its principal shareholders, who guaranteed AHI's obligations under the lease for up to $150,000 each. AHI is a private corporation and the Company has no information regarding the financial ability of AHI or its principal shareholders to perform AHI's obligations under the lease or to reimburse any third party for any payments made under the lease as a result of the lawsuit described above.

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

ITEM 2.  PLAN OF OPERATION


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

     As discussed below, the Sale of Assets plan has not yet been fully consummated. The holders of an aggregate of 167,591 shares of Common Stock dissented from the Sale of Assets. These holders are entitled under North Carolina law to receive the "fair value" of their shares of Common Stock as determined in accordance with North Carolina law. The Company has not yet determined the "fair value" of these shares. It intends to make this determination promptly following the sale of the Fort Lauderdale property described further below as part of the consummation of the Sale of Assets.

ADJUSTMENT TO LIQUIDATION BASIS

     Because the Company decided in 1994 that it should cease its existing business operations and sell substantially all of its operating assets, the Company has reported its financial position on the liquidation basis of accounting for the nine months ended May 31, 1996. In the liquidation basis of accounting, assets are valued at their net realizable value (rather than at their net historical cost), and liabilities include estimated costs associated with carrying out the sale of substantially all of the assets of the Company.

     Management currently estimates that it will be able to complete the Sale of Assets by December 31, 1996, though there can be no assurance that this goal will be achieved. See the section entitled "Property and Equipment" for a discussion of the Company's efforts to sell its remaining properties.

     The Company's estimate of net assets in liquidation increased $112,000 during the nine months ended May 31, 1996 from the estimated value at the end of fiscal 1995. The principal reason for the increase in net assets in liquidation was the increase in rental income estimated to be received from the lessees during the period of liquidation relating to the unsold property located in Fort Lauderdale, Florida and Tampa, Florida.

     At May 31, 1996, the Company had accrued $300,000 to record all known expenses incurred through May 31, 1996, but not yet paid. In addition to those expenses that have been accrued at May 31, 1996 but not paid, the Company's estimated costs to be incurred during the remaining period of liquidation from May 31, 1996 through December 31, 1996 were $244,000 as compared to $544,000 expected to be incurred from August 31, 1995 through December 31, 1996. This reduction of $300,000 during the nine months ended May 31, 1996 resulted primarily from payments made and adjustments to expense categories based on actual costs (net of estimated rental income) as compared to costs estimated at August 31, 1995 to be incurred during the remaining period of liquidation. Costs expected to be incurred in connection with the consummation of the Sale of Assets from May 31, 1996 through the remainder of the liquidation period include anticipated legal fees ($49,000), accounting and auditing fees ($27,000), salaries ($80,000), lease commitments ($13,000), property taxes ($11,000), insurance and other overhead items ($9,000), shareholder relation expenses ($8,000), and the Company's estimate of unforeseen costs ($47,000) that the Company expects to incur during the remaining liquidation period. These amounts are only estimates, however, and there is no assurance that management will be able to complete the Sale of Assets during this period or that known and unknown contingencies will not require the Company to make significant additional expenditures.

FINANCIAL POSITION AT MAY 31, 1996

     The Company's activities during the period beginning in September of 1994 through May of 1996 have consisted primarily of implementing the Sale of Assets. The following paragraphs describe such activities and the composition of the net assets of the Company at May 31, 1996.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents in the amount of $1,179,000 as of May 31, 1996 included United States treasury bills with a maturity of three months when purchased and having a cost basis of $1,019,000. Cash in excess of the amounts invested in United States treasury bills is invested as available in a bank master note, which may be liquidated by the Company to meet its cash needs on a daily basis. The Company earned $53,000 on its investments during the nine months ended May 31, 1996.


     ACCOUNTS RECEIVABLE

     As of May 31, 1996, the Company's estimate of the net realizable value of total accounts receivable was $59,000, as compared to $27,000 at August 31, 1995. The $32,000 increase in the estimate of net realizable value at May 31, 1996 as compared to August 31, 1995 is a result of $41,000 in reimbursements of defense costs that related to the asbestos matters, offset by a decrease of $9,000 in accounts receivable as a result of collections net of uncollected billings during the nine months ended May 31, 1996. Collections of accounts receivable balances at August 31, 1995 during the nine months ended May 31, 1996 were $16,000 ($7,000 from former customers). The accounts receivable as at May 31, 1996 have a face value of $143,000, but have been reduced by an aggregate of $84,000 to reflect the Company's estimate of the net realizable value of the accounts receivable. The face value of accounts receivable consist of $84,000 which were due from former customers, and $59,000 (including $41,000 insurance reimbursement referred to above) in face value of accounts receivable which consists of miscellaneous receivables arising in the ordinary course of business.

     The Company is using its best efforts to collect the remaining amounts owed to it. There is no assurance, however, that the Company will be successful in its collection efforts. The Company has experienced difficulty in collecting these remaining accounts receivable. Amounts due from former customers at May 31, 1996 of approximately $84,000 in face value are in the hands of attorneys to collect. The fees of such attorneys for collection are up to approximately 40% of the amount recovered. The Company will attempt to recover its collection costs from the customers, but there is no assurance that it will be successful in these efforts. The remaining $59,000 in face value of accounts receivable includes $10,000 of sales tax deposits made to the State of Florida that are being reduced each month through sales tax collected on rents charged on the two remaining properties and $41,000 insurance reimbursement described above that was received during June of 1996. The uncollected amount of sales tax deposits remaining at the expiration of the lease period will be refundable from the State of Florida. The remaining $8,000 of miscellaneous receivables are not past due, and are subject to the Company's collection efforts.

     PROPERTY AND EQUIPMENT

     The Company's remaining unsold real properties are owned by RSI
Holdings of Florida, Inc. ("RSI Florida"), and consist of 2.5 acres of land with a 59,000 square foot building in Fort Lauderdale, Florida, and 2.03 acres of land with a 22,000 square foot building in Tampa, Florida. These properties were utilized by RSI Florida as warehouse, office and showroom space for the sale of turf care equipment prior to the cessation of the Company's business activities in August of 1994. The properties have an estimated liquidation value of $1,559,000 (net of estimated selling expenses), and are not subject to any material debt. The estimated liquidation values are based in part upon an independent appraisal of the Fort Lauderdale property, dated March 11, 1994, indicating a market value for that property of $1,200,000, and an independent appraisal of the Tampa property, dated March 21, 1994 (updated effective October 10, 1995), indicating a market value for that property of $530,000 (the "Appraisals"), which appraisals and market values have not been independently verified by the Company. The Company is not aware of any material changes in the market value of the property since the respective dates of the Appraisals. The Appraisals each assume a "reasonable" marketing time for each property (assumed to be six months to one year by the Fort Lauderdale appraisal and one year with respect to the Tampa property), as well as various other material assumptions set forth in the Appraisals, as bases for the estimated value of each property. There is no assurance that the Company will realize sales prices for the properties comparable to the values estimated for each property by the Appraisals or that the other assumptions set forth in the Appraisals will prove to be accurate to any extent. In this regard, shareholders should note that the properties have been offered for sale by the Company for a period far in excess of the marketing periods assumed in the Appraisals with no sale yet consummated.


     The Company has been unable to sell these properties at prices deemed acceptable to the Company, but has a sales contract to sell the Fort Lauderdale property and is actively engaged in marketing the Tampa property. The properties have been listed for sale with Florida commercial real estate brokers at prices somewhat higher than the market values indicated by the Appraisal for each property. The Company executed on February 6, 1996 a contract to sell the Fort Lauderdale property whereby the prospective buyer will purchase effective August 1, 1996 the Fort Lauderdale property for $1,221,190 less allowances and selling expenses that the Company currently estimates will total approximately $103,000. This agreement was subject to a due diligence period that has now expired and the Company expects the sale of the Fort Lauderdale property will be effective August 1, 1996. The prospective buyer has paid the Company's real estate broker a $50,000 deposit and the real estate broker is holding this deposit in escrow.

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

     The Company believes, in light of the fact that its current liquidity requirements are met by its existing cash and cash equivalents, that it is in the best interest of the Company to consummate the sale of the Fort Lauderdale property effective August 1, 1996 and continue to hold the Tampa property in an attempt to realize a sales price approximating its market value. The level of interest in the property, as well as the nature of the market in which the property is located, lead the Company to believe that, given adequate marketing time, there is a reasonable likelihood that the Company will be able to realize a sale price comparable to the value for the Tampa property indicated by its Appraisal. However, there can be no assurance that the Company will be successful in locating a buyer for the property at such price. Further, in the event that expenses and costs arising out of the Company's contingent liabilities or other expenses of liquidation exceed its liquid resources, and if the contract to sell the Fort Lauderdale property on August 1, 1996 is not consummated, the Company may be forced to reduce the price of either or both of these properties in order to induce a rapid sale. There is no assurance that any buyer will be available even at such reduced prices. See Part II, Item 1 - "Legal Proceedings."

     PLANNED ACTIVITIES DURING THE REMAINING PERIOD OF LIQUIDATION

     During the remainder of the period of liquidation (currently estimated to end December 31, 1996), proceeds of the Sale of Assets will continue to be applied first to the payment of expenses related to the liquidation of the Company's assets and debts of the Company, next to pay or make provisions for the payment of contingent liabilities of the Company, and next to pay "fair value" to the holders of the 167,591 shares of Common Stock dissenting from the Sale of Assets. There is no assurance that the Company's proceeds from the sale of its remaining assets will be sufficient to cover these expenses.

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

      As discussed below under "Cash and Cash Equivalents," the Company has substantial cash liquidity, and anticipates that such cash resources will be sufficient to enable the Company to pay ordinary expenses expected to arise during the remaining period of liquidation of Company assets and identification of a new business enterprise in which to engage or invest. Further, the Company currently anticipates that it will be able to sell its remaining assets (other than cash and cash equivalents) by December 31, 1996, which sales will provide additional liquidity to the Company. There can be no assurance, however, that the Company will be able to sell the remainder of its assets or to identify a suitable business in which to engage or invest during this period. If this transition period is extended, the Company may not have sufficient proceeds to cover its anticipated expenses. It also may be required to register under the Investment Company Act of 1940, as amended, during such period. The Company is unable to predict with certainty when the Tampa property will be sold, but has estimated costs during the remaining period of liquidation based on such sale occurring by December 31, 1996.

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

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents in the amount of $1,179,000 as of May 31, 1996 included United States treasury bills with a maturity of three months when purchased and having a cost basis of $1,019,000. Cash in excess of the amounts invested in United States treasury bills is invested as available in a bank master note, which may be liquidated by the Company to meet its cash needs on a daily basis. The Company earned $53,000 on its investments during the nine months ended May 31, 1996.

     DEBT ARRANGEMENTS

     The Company's $500,000 revolving unsecured line of credit (the "Line of Credit") expired on December 31, 1995. The Line of Credit was not used by the Company. The Company does not believe that it will need a line of credit during the remaining period of liquidation, but may need sources of credit when and if the Company identifies one or more suitable businesses in which to engage or invest. The Company intends to explore sources of credit at such time in the future as it may be necessary.

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

     Resolution of this case has been delayed because of a disagreement between Triple A and NL about which of them should be responsible for future maintenance of a protective cap installed at Site R. Triple A has suggested that it may dismiss the suit if this issue is resolved, and the parties are currently discussing settlement of the lawsuit as well as resolution of Wiegmann & Rose's responsibility under the purchase agreement with Triple A. There is no assurance, however, that any settlement can be reached on terms satisfactory to the Company.

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

     During the nine months ended May 31, 1996, the Company incurred approximately $22,000 in legal expenses related to the Triple A lawsuit.

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

     INSURANCE

     The Company has contacted its two primary insurance companies relating to the environmental and asbestos claims against Wiegmann & Rose described above. One insurance company has denied coverage with respect to the environmental claims, but the other insurance company has reimbursed the Company for a portion of its defense costs related to the environmental matter under a reservation of rights. The two insurance companies, under a reservation of rights, have reimbursed the Company for substantially all of its defense costs related to the asbestos claims. The Company has received $27,000 from its insurers during the nine months ended May 31, 1996 and $41,000 during June of 1996, substantially all relating to defense costs incurred with respect to the asbestos claims. The Company is communicating with its insurance company with respect to reimbursement of defense costs paid by the Company relating to the environmental claims. The Company believes that the likelihood of continued recovery of defense costs relating to these claims pursuant to its current arrangements with its insurance company is probable, but there can be no assurance that insurance coverage will be available to reimburse the Company to any extent for any damages or costs it must pay as a result of the settlement or adjudication of these claims.

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

      With respect to RSI Corporation's maximum exposure in this case, Holiday Inns has asserted that RSI Corporation and all other lessees are obligated to reimburse it $259,201 for rent it paid to the landlord as a result of AHI's failure to pay under the lease. This amount, however, only represents delinquent rent through October 13, 1993, because Holiday Inns contends that the lessee's obligations under the lease terminated on that date as a result of James "Duke" Williams evicting AHI on behalf on the landlord. Mr. Spevak claims, however, that as of January, 1995, he is entitled to past monthly rental and interest (from October 13, 1993 through December 20, 1994) of $82,289 plus future monthly rental through the end of the lease term in 2068 of

$1,834,565 (which sum represents the present value using a 6.5% discount rate). If Mr. Spevak is successful in proving his claim, RSI Corporation's exposure includes these latter amounts. In addition, should the court determine that Holiday Inns, Inc. has an obligation to pay the cost of repairs and maintenance incurred to date and throughout the balance of the lease term, the amount of such costs could be substantial but cannot be quantified with any reasonable degree of accuracy. The Company believes the existing motel property is in a state of disrepair such that it is not commercially usable.
The City of Jacksonville has recently sent notice, presumably to all parties involved in this lawsuit, threatening to condemn the property and demolish the entire structure. If that occurs, and the Court determines that the lessees have an obligation to maintain the property during the lease term, RSI Corporation's exposure could also include the costs of demolition and the expense of rebuilding the hotel. This liability, of course, cannot be remotely estimated at this time, but no doubt involves a very substantial number.

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

     If found liable for any sum as a result of Holiday Inns, Inc.'s claims, the Company believes RSI Corporation and Sparjax Corporation would have a claim in equity against AHI, the current and allegedly defaulting lessee under the lease agreement, and its principal shareholders, who guaranteed AHI's obligations under the lease for up to $150,000 each. AHI is a private corporation and the Company has no information regarding the financial ability of AHI or its principal shareholders to perform AHI's obligations under the lease or to reimburse any third party for any payments made under the lease as a result of the lawsuit described above.

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

    3.2.1 By-laws of RSI Holdings, Inc., as amended: Incorporated by reference to Exhibit 3.2.1 to the Form S-4.

    3.2.2 Amendment to By-laws of RSI Holdings, Inc. Incorporated by reference to Exhibit 4.2.2 to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission on January 13, 1995

      4.1  Specimen of Certificate for RSI Holdings, Inc., common stock:
           Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

      4.2  See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

     10.1 Agreement by and between the Company and Treadco, Inc. dated as of February 6, 1996. Incorporated by reference to Exhibit 10.1 to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission on April 12, 1996.

       27  Financial Data Schedule (electronic filing only)


         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended May 31, 1996.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   RSI HOLDINGS, INC.
                                   ------------------



July 10, 1996                      /s/ Joe F. Ogburn
- -------------                      --------------------------------------------
(Date)                             Joe F. Ogburn, Vice President and Treasurer
                                  (Principal Accounting Officer)