Form 10KSB40
period 1996-08-31
RSI HOLDINGS INC
filed 1996-10-22
CIK 853697

                                 UNITED STATES
                            SECURITIES AND EXCHANGE
                                   COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB



 X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934




                  For the Fiscal Year Ended August 31, 1996
                                            ---------------


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934


               For the transition period from        to
                                              ------    ------

                      COMMISSION FILE NUMBER:  0-18091
                                               -------

                             RSI HOLDINGS, INC.
             ---------------------------------------------------
                (Name of small business issuer in its charter)



        North Carolina                            56-1200363
-------------------------------                   ----------
(State or other jurisdiction of           (I. R. S. Employer
incorporation or organization)                    Identification No.)


            Post Office Box 6847, Greenville, South Carolina  29606
            ------------------------------------------------  -----
               Address of principal executive offices    (Zip Code)


Issuer's telephone number (864) 271-7171
                          --------------

Securities registered under Section 12(b) of the Exchange Act:



                                         (Name of each exchange on
         (Title of each class)              which registered)
         ---------------------------------------------------------
               None                                None


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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

   State issuer's revenues for its most recent fiscal year. The issuer had no revenues from operations during fiscal
                                                            1996, but had revenues from leasing and other activities
                                                            related to the liquidation of the issuer's assets.  Reference is made to the Financial Statements and accompanying Notes attached as part of this report, as well as to Part II, Item 6 -
                                                            "Management's Discussion and Analysis of Financial Condition
                                                            and Results of Operations," which are incorporated herein by this reference.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates as of October 4, 1996 was $364,449.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 11, 1996


                Common Stock, par value            7,994,292 shares outstanding
                $.01 per share


DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the annual shareholders' meeting currently scheduled to be held on January 16, 1997, are incorporated by reference into Part III.

     Transitional Small Business Disclosure Format: Yes   No  X
                                                       ---   ---

PART I.

Item 1. Description of Business

     RSI Holdings, Inc. (the "Company") was incorporated in North Carolina in 1978, and until August of 1994 was engaged in the sale of turf care equipment and supplies. The Company has three wholly-owned subsidiaries, RSI Holdings of Florida, Inc. ("RSI Florida"), Sunbelt Distributors, Inc. ("Sunbelt"), and Wiegmann & Rose International Corp. ("Wiegmann & Rose"). RSI Florida operated the Company's turf care equipment sales business in the state of Florida prior to the cessation of all of the Company's existing business at or near the end of fiscal 1994. Sunbelt and Wiegmann & Rose have not conducted any business activities during the past three years. For a discussion of the business proposed to be conducted by the Company, see Part II, Item 6 - Plan of Operations - Planned Fiscal Year 1997 Activities.

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

     The Company's executive offices are located at 245 East Broad Street, Greenville, South Carolina 29601 and its telephone number is (864) 271-7171. At August 31, 1996 the Company had a total of five (5) employees, only one (1) of which was employed on a full-time basis.

Activities During Fiscal Years 1996 and 1995

     During the year ended August 31, 1996, the Company continued with its efforts to collect its remaining accounts receivable and recovery of legal fees paid in connection with the California contingent liabilities described below, continued with its efforts to settle its contingent liabilities and managed its remaining assets. The Company actively marketed its remaining real estate which resulted in the sale of one of its buildings in Florida. The Company's remaining owned real property (a former branch facility) is located in Florida and is for sale and listed with a real estate broker in Florida. For further description of the Sale of Assets and events occurring during fiscal 1996, reference is made to Part II, Item 6, "Plan of Operations - Property and Equipment," which is incorporated herein by this reference.

     During the year ended August 31, 1995, the Company collected substantially all of its accounts receivable, liquidated all of its inventory, liquidated substantially all of its furniture and equipment, and sold the owned branch facility of its Carolinas division and one of its owned branch locations in Florida.

Business Prior to August 31, 1994

     Prior to August 31, 1994, the Company's business consisted of the sale of turf care products in the southeastern United States through its Carolinas division and its wholly-owned Florida subsidiary. The Company's Carolinas division was headquartered in Shelby, North Carolina, and distributed its turf care products through three branches located in North Carolina and South Carolina. RSI Florida was headquartered in Fort Lauderdale, Florida and distributed turf care products through three branches located on the west coast of Florida and southern Florida. Set forth below is a description of the operations of the Carolinas division and RSI Florida prior to the cessation of the Company's existing business on or before August 31, 1994. Reference is also made to Part II, Item 6 - "Plan of Operations," which is incorporated herein by this reference.

     Historical Carolinas Business

     The Company's business in North and South Carolina operated as a division of the Company. The Carolinas division's major line of turf care equipment was Jacobsen tractors, mowers and related turf care equipment. Sales of Jacobsen products accounted for approximately 69% of net sales of turf care equipment and supplies by the Carolinas division during fiscal 1994. Sales of turf care equipment and supplies by the Carolinas division constituted 41% of the Company's consolidated net sales during fiscal year 1994. The principal customers for the Carolinas division's turf care equipment and supplies were golf courses, government agencies, and institutional users such as hospitals and schools. Turf care products were distributed by the Carolinas division in southern West Virginia, western Virginia and eastern Tennessee as well as in North and South Carolina.

     The Company's Carolinas division sold turf care equipment and supplies to approximately 1,338 customers, and purchased turf care equipment and supplies for resale from approximately 47 manufacturers, during fiscal 1994. There were no customers of the Carolinas division that made up more than 10% of the Company's total sales during fiscal 1994. The Carolinas division employed approximately 10 salespersons, who typically were compensated on a base pay plus commission arrangement. The Carolinas division delivered the turf care equipment and supplies primarily by means of its own trucks.

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

     For further discussion with respect to the operations prior to August 31, 1994 and the liquidation of the assets of the Carolinas division during fiscal 1996, reference is made to Part II, Item 6 - "Plan of Operations," which is incorporated herein by this reference.

     Historical Business of RSI Holdings of Florida, Inc.

     RSI Florida, a wholly-owned subsidiary of the Company, was located in Fort Lauderdale, Florida. This subsidiary sold turf care equipment and supplies, as well as boat trailers, principally to customers in Florida. Its principal lines of turf care equipment were Jacobsen tractors, mowers and related turf care equipment, and Cushman trucksters and related turf care equipment. Sales of turf care products in Florida constituted 59% of the Company's consolidated sales during fiscal year 1994. Sales in Florida of Jacobsen products accounted for approximately 72% of the Company's net sales in Florida of turf care products during fiscal 1994. The principal customers for RSI Florida's turf care products were golf courses, government agencies and institutional users such as hospitals and schools.

     During fiscal 1994 RSI Florida sold turf care equipment and supplies and boat trailers to approximately 1,168 customers in Florida, and purchased its equipment and supplies for resale from approximately 70 manufacturers. There were no customers of RSI Florida that constituted more than 10% of the Company's total sales during fiscal 1994. RSI Florida employed seven salespersons, who typically were compensated on a base pay plus commission arrangement. RSI Florida delivered turf care equipment primarily by means of its own trucks, and delivered a small portion of such goods through common carriers. This subsidiary's customers were located primarily in Florida and its business was not considered to be seasonal.

     Through August of 1994, RSI Florida sold turf equipment and supplies through a distribution center located in Fort Lauderdale, Florida, and through July of 1994 also operated distribution centers located in Fort Myers and Tampa, Florida. During August of 1994, the Fort Myers, Tampa and Fort Lauderdale distribution centers were closed.

     For a further discussion with respect to operations prior to August 31, 1994 and the liquidation of the assets of RSI Florida during fiscal 1996, reference is made to Part II, Item 6 - "Plan of Operations," which is incorporated herein by this reference.

Wiegmann & Rose International Corp.

     Wiegmann & Rose International Corp., a South Carolina corporation, and a wholly-owned subsidiary of the Company, ceased doing business in October 1986. Prior to this time, Wiegmann & Rose was principally engaged in the fabrication and repair of shell and tube heat exchangers, pressure vessels and related equipment. The Company discontinued the Wiegmann & Rose business segment in 1986. Further information regarding Wiegmann & Rose, contained under the subheading "Legal Proceedings" in Part I, Item 3 hereof is incorporated herein by this reference.

     Competition In Historical Businesses

     The Company's Carolinas division competed with various dealers of comparable products located in North Carolina and South Carolina in the sale of its turf products directly to golf courses and other users of this equipment. The Company's management believes that its most significant competitors were a dealer that distributes Toro turf care products and dealers that distribute John Deere products. The Company is unable to estimate the Carolinas division's share of the market in its area of operations during fiscal 1994, but believed that competition from dealers of comparable products adversely affected its market share.

     RSI Florida competed with various dealers of comparable products located in Florida. The Company's management believes that RSI Florida's most significant competitors were two organizations operating in south Florida that distribute Toro turf care products. The Company is unable to estimate its share of the market in its area of operations in Florida during fiscal 1994, but believes that competition from dealers of comparable products adversely affected its market share during fiscal 1994.

     The various operations within the Company competed primarily on the basis of the performance of the product sold and the availability of service from its manufacturer-suppliers.

     Environmental Matters

     The Company is subject to federal, state and local environmental laws and regulations. Information contained under the subheading "Legal Proceedings" in
Part I, Item 3 is incorporated herein by reference. As discussed under the subheading "Legal Proceedings", the Company has incurred significant expenses in connection with environmental matters at the property formerly owned by Wiegmann & Rose.

     Additional contamination was discovered at that property during 1994. The extent of the additional contamination, the estimated cost of its remediation, and Wiegmann & Rose's responsibility for it have not yet been determined but the clean-up costs for this additional contamination could be significant and could have a material adverse effect on the financial condition of the Company. In addition, there can be no assurance that changes in federal, state or local regulations, changes in regulatory policy, or the discovery of currently unknown problems or conditions will not require substantial additional expenditures by the Company. Similarly, the extent of the Company's liability, if any, for past failures to comply with laws, regulations and permits applicable to its operations cannot be determined.

Item 2. Description of Property

     The Company leases approximately 1,545 square feet of floor space at 245 East Broad Street, Greenville, South Carolina used for the Company's principal executive offices under a month-to-month lease arrangement. Since September 1, 1993 the monthly rental has been $354. The office space is leased from Micco Corporation. Micco Corporation is owned by four shareholders, all of whom are beneficial owners of more than 5% of the outstanding common stock of the Company. One of the shareholders is a Vice President and former director of the Company and one of the shareholders is the spouse of the Chairman of the Board of Directors and Chief Executive Officer of the Company. The Company believes that this lease contains provisions as favorable to the Company as could be obtained from a third-party landlord. The Company intends to continue this lease on a month-to-month basis for at least the remainder of fiscal 1997.

     The Company vacated its approximately 70,000 square foot metal and brick building at East Dixon Boulevard in Shelby, North Carolina that was formerly utilized as a warehouse, service and office building under a lease that expired in December 1995 at an annual base rental of $66,000 with a provision to pay the owner of the building the first $8,000 of any sublet rental received. The Company had sublet a portion of this building through the end of the lease period at a monthly rental of $5,844. The owner of this building is Paul B. Porter, formerly the Chairman of the Board of Directors of the Company, and his sister-in-law. The Company believes that such lease contains terms at least as favorable to the Company as would be obtained from unaffiliated landlords.

     The Company vacated its approximately 11,600 square feet building at Little River, South Carolina leased with an annual rental of $40,800 through September 1995. This building consisted of office, showroom, warehouse and service areas and formerly served as a branch facility. Pursuant to a sublease with Jacobsen for this property, the Company received $3,000 monthly for six months beginning October 1, 1994 and $4,500 monthly for three months beginning April 1, 1995.

     On July 31, 1996, RSI Florida sold the 2.5 acres of land and a 59,000 square foot building in Fort Lauderdale, Florida for $1,118,770, net of selling expenses and commissions. The Fort Lauderdale, Florida property had been leased to Kilpatrick Turf Equipment on a month-to-month basis for $9,400 per month terminable on 90 days' notice, pursuant to which the Company was responsible for the payment of utilities, taxes and building insurance.

     RSI Florida owns 2.03 acres of land and a 22,000 square foot building in Tampa, Florida. The Tampa, Florida property is currently leased to Tresca Industries on a month-to-month basis for $2,400 per month terminable on 90 days' notice, pursuant to which the Company is responsible for the payment of utilities, taxes and building insurance. The Tampa, Florida property is listed for sale with a Florida real estate broker.

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

     The parties are currently actively discussing settlement of the lawsuit as well as resolution of Wiegmann & Rose's responsibility under the purchase agreement with Triple A. There is no assurance, however, that any settlement can be reached on terms satisfactory to the Company.

     Since the 1991 Decree, NL has been working towards completion of the remediation of Site R, and during 1994 requested that the California Environmental Protection Agency, Department of Toxic Substances Control ("California DTSC") declare that the remediation of Site R is complete. The California DTSC has requested additional commitments from NL and Triple A on future operation, maintenance, and sampling of Site R. The Company believes that NL has the financial ability to remediate Site R. This belief is based upon the Company's knowledge of the remediation of Site R that NL has performed to date, and upon the Company's review of the quarterly report of NL for the fiscal quarter ended June 30, 1996 (the "June 10-Q"). The June 10-Q indicates that, at June 30, 1996, the working capital of NL was $242,926,000 and that NL's working capital ratio was 1.8 to 1.0.

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

     During the year ended August 31, 1996, the Company incurred approximately $25,000 in legal expenses related to the Triple A lawsuit.

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

     As to the substantive nature of the asbestos claims, the Company believes valid defenses would be available and for that reason the Company has been successful in having all seven of these filed actions dismissed without prejudice against Wiegmann & Rose.

     No actions involving asbestos are currently pending.

     Insurance

     The Company has contacted its two primary insurance companies relating to the environmental and asbestos claims against Wiegmann & Rose described above. One insurance company has denied coverage with respect to the environmental claims, but the other insurance company has reimbursed the Company for a portion of its defense costs related to the environmental matter under a reservation of rights. The two insurance companies, under a reservation of rights, have reimbursed the Company for substantially all of its defense costs related to the asbestos claims. The Company has received $82,000 from its insurers during the year ended August 31, 1996, substantially all relating to defense costs incurred with respect to the asbestos claims. The Company is communicating with its insurance company with respect to reimbursement of defense costs paid by the Company relating to the environmental claims. The Company believes that the likelihood of continued recovery of defense costs relating to these claims pursuant to its current arrangements with its insurance company is probable, but there can be no assurance that insurance coverage will be available to reimburse the Company to any extent for any damages or costs it must pay as a result of the settlement or adjudication of these claims.

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

With respect to RSI Corporation's maximum exposure in this case, Holiday Inns has asserted that RSI Corporation and all other lessees are obligated to reimburse it $259,201 for rent it paid to the landlord as a result of AHI's failure to pay under the lease. This amount, however, only represents delinquent rent through October 13, 1993, because Holiday Inns contends that the lessee's obligations under the lease terminated on that date as a result of James "Duke" Williams evicting AHI on behalf of the landlord. Mr. Spevak claims, however, that as of January, 1995, he is entitled to past monthly rental and interest (from October 13, 1993 through December 20, 1994) of
$82,289 plus future monthly rental through the end of the lease term in 2068 of $1,834,565 (which sum represents the present value using a 6.5% discount rate). If Mr. Spevak is successful in proving his claim, RSI Corporation's exposure includes these latter amounts. In addition, should the court determine that Holiday Inns, Inc. has an obligation to pay the cost of repairs and maintenance incurred to date and throughout the balance of the lease term, the amount of such costs could be substantial but cannot be quantified with any reasonable degree of accuracy. The Company believes the existing motel property is in a state of disrepair such that it is not commercially usable. The City of Jacksonville has recently sent notice, presumably to all parties involved in this lawsuit, threatening to condemn the property and demolish the entire structure. If that occurs, and the Court determines that the lessees have an obligation to maintain the property during the lease term, RSI Corporation's exposure could also include the costs of demolition and the expense of rebuilding the hotel. This liability, of course, cannot be accurately estimated at this time, but no doubt involves a very substantial amount.

     RSI Corporation denies any liability to Holiday Inns, Inc. and intends to defend this matter vigorously. Upon a motion of counsel for RSI Corporation, Holiday Inns, Inc.'s claims against RSI Corporation were dismissed without prejudice, but Holiday Inns, Inc. has filed an Amended Complaint to reinstate certain of its claims, and to add a claim for equitable subrogation, against RSI Corporation and Sparjax Corporation. Counsel for RSI Corporation and Sparjax Corporation has answered the equitable subrogation claim, and has moved for dismissal with prejudice with respect to the claims that have previously been dismissed.

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

     If found liable for any sum as a result of Holiday Inns, Inc.'s claims, the Company believes RSI Corporation and Sparjax Corporation would have a claim in equity against AHI, the current and allegedly defaulting lessee under the lease agreement, and its principal shareholders, who in the aggregate guaranteed
AHI's obligations under the lease for up to $150,000. AHI is a private corporation and the Company has no information regarding the financial ability of AHI or its principal shareholders to perform AHI's obligations under the lease or to reimburse any third party for any payments made under the lease as a result of the lawsuit described above.

     The ultimate outcome of this matter is not known. No provision has been made in the accompanying financial statements for any liability which may result from this matter.

     Other Litigation

     On January 12, 1995, a Mr. Cesar A. Cuenca served a complaint against the Company in the 11th Judicial Circuit Court, Dade County, Florida seeking damages in excess of the minimal jurisdictional amount of the Court, exclusive of costs and interest, and demanding costs of the action together with such further relief as the Court shall deem fit. The Plaintiff alleges that he was injured while operating a vehicle that was sold by the Company. The Complaint also named the manufacturer of the vehicle. The manufacturer has agreed to provide full and complete indemnification to the Company based on the facts known to date. There has been no suggestion in the litigation that the Company did anything other than sell what is alleged to have been a defective product. Accordingly, unless additional allegations are made against the Company, the Company expects to continue to receive full indemnity and defense from the manufacturer. The plaintiff recently amended the complaint to add the School Board of Dade County as a defendant for negligent maintenance of the subject premises. The Company believes, based on the arrangements with the manufacturer of the vehicle and the Company's own insurance, that there is no known exposure to the Company from this litigation.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of securities holders during the fourth quarter of the Company's 1996 fiscal year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

        The Company's Common Stock is thinly traded in the over-the-counter market by NASDAQ. The high and low bid quotations of the Company's Common Stock are set forth below for the fiscal quarters indicated, as reported by NASDAQ for such periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                                           1996                      1995
                                           ----                      ----


                 Fiscal               High       Low            High       Low
                 ------               ----       ---            ----       ---
                 First Quarter         .08       .08             .18       .05
                 Second Quarter        .08       .06             .18       .07
                 Third Quarter         .07       .06             .08       .07
                 Fourth Quarter        .07       .06             .08       .07

        As of October 4, 1996, the Company had approximately 685 shareholders of record.

        The Company paid no cash dividends with respect to its Common Stock during fiscal 1996, 1995 and 1994, and does not intend to pay cash dividends in the foreseeable future.

Item 6. Plan of Operations

Sale of Assets

        As discussed above, the Company ceased substantially all of its existing business operations by August 31, 1994. The Company received shareholder approval of its plan to sell substantially all of the Company's assets (the "Sale of Assets") at its annual meeting of shareholders held on January 17, 1995.

     As discussed below, the Sale of Assets plan has now been substantially consummated. The holders of an aggregate of 100,823 shares of Common Stock dissented from the Sale of Assets, endorsed and returned their shares of the Company's common stock to the Company and demanded payment for their shares of the Company's common stock. These holders are entitled under North Carolina law to receive the "fair value" of their shares of Common Stock as determined in accordance with North Carolina law, plus interest. The Company has determined the "fair value" of these shares to be $.21 per share and accordingly is making an offer of $.21 per share plus 8% interest from July 29, 1994 to the dissenting shareholders. These dissenting shareholders have not yet indicated their acceptance of the Company's offer. The Company intends to pay the dissenting shareholders for their shares of the Company's common stock in accordance with North Carolina law upon acceptance of the Company's offer by the dissenting shareholders. Under North Carolina law, dissenters may reject the Company's offer and commence a court proceeding to determine the fair value of the shares and accrued interest.

     On July 31, 1996, the Company completed the sale of its property in Fort Lauderdale, Florida. Because of the value of this property in relation to the Company's remaining unliquidated assets, the Company believes that it has substantially consummated its Sale of Assets plan. However, the Company has been unable to sell its remaining real property in Tampa, Florida. The Company expects to continue to offer the property in Tampa, Florida for sale for a reasonable price, but can give no assurance that it will be successful in its sales efforts. In addition, the Company has several contingent liabilities that might not be resolved for several years.

New Business Plans

     The Company currently intends to pursue either purchasing the common stock of an existing business or starting up a small specialized consumer finance business that would originate and sell consumer finance receivables, substantially all of which would be home improvement loans secured by liens on improved property. In addition, the Company plans to offer conventional loans under Title I "look-alike" programs that in some cases permit the loan proceeds to be used for purposes other than home improvements. See "Planned Fiscal Year 1997 Activities" below.


Adjustment to Liquidation Basis

     Because the Company decided in 1994 that it should cease its existing business operations and sell substantially all of its operating assets, the Company has reported its financial position on the liquidation basis of accounting during the years ended August 31, 1994 through August 31, 1996. In the liquidation basis of accounting, assets are valued at their net realizable value (rather than at their net historical cost), and liabilities include estimated costs associated with carrying out the sale of substantially all of the assets of the Company.

     At August 31, 1996, the Company substantially completed its Sale of Assets plan with the sale of its Fort Lauderdale, Florida property. The remaining step in the implementation of the plan is the sale of the Tampa real estate. The real estate in Tampa, Florida that relates to the discontinued business is shown in the Company's financial statements at its estimated fair value. Net assets in liquidation at August 31, 1996 have been reduced by the estimated cost of liquidation expected to be incurred during the remaining period of liquidation (estimated to be December 31, 1996) of $155,000.

     The Company's activities during fiscal years 1996 and 1995 have consisted primarily of implementing the Sale of Assets. The following paragraphs describe such activities and the composition of the net assets of the Company as at August 31, 1996.

     The Company's estimate of net assets in liquidation increased $142,000 during the year ended August 31, 1996 from the estimated value at the end of fiscal 1995. The principal reason for the increase in net assets in liquidation was the increase in rental income estimated to be received from the lessees during the period of liquidation relating to the property located in Fort Lauderdale, Florida and Tampa, Florida.

     At August 31, 1996, the Company had accrued $259,000 to record all known expenses incurred through August 31, 1996, but not yet paid. In addition to those expenses that have been accrued at August 31, 1996 but not paid, the Company's estimated costs expected to be incurred during the remaining period of liquidation from August 31, 1996 through December 31, 1996 were $155,000 as compared to $544,000 expected to be incurred from August 31, 1995 through December 31, 1996. This reduction of $389,000 during the year ended August 31, 1996 resulted primarily from payments made and adjustments to expense categories based on actual costs (net of estimated rental income) as compared to costs estimated at August 31, 1995 to be incurred during the remaining period of liquidation. Costs expected to be incurred in connection with the consummation of the Sale of Assets from August 31, 1996 through the remainder of the liquidation period include anticipated legal fees ($28,000), accounting and auditing fees ($25,000), salaries ($46,000), lease commitments ($7,000), property taxes ($3,000), insurance and other overhead items ($8,000), shareholder relation expenses ($5,000), and the Company's estimate of unforeseen costs ($33,000) that the Company expects to incur during the remaining liquidation period. These amounts are only estimates, however, and there is no assurance that management will be able to complete the Sale of Assets during this period or that known and unknown contingencies will not require the Company to make significant additional expenditures.

     Cash and Cash Equivalents

     Cash and cash equivalents in the amount of $2,256,000, as of August 31, 1996 included United States treasury bills with a maturity of three months when purchased and having a cost basis of $2,230,000. Cash in excess of the amounts invested in United States treasury bills was invested as available in a bank master note during fiscal 1996 and 1995. The bank master note could be liquidated by the Company to meet its cash needs on a daily basis. The Company earned $68,000 on its investments during the year ended August 31, 1996.

     Accounts Receivable

     As of August 31, 1996, the Company's estimate of the net realizable value of total accounts receivable was $16,000, as compared to $27,000 at August 31, 1995. Collections of accounts receivable from former customers during the year ended August 31, 1996 were approximately $26,000, reflecting collections in excess of the Company's estimate of the net realizable value of these accounts receivable as at the end of the 1995 fiscal year. The remaining accounts receivable as at August 31, 1996 have a face value of $81,000, but have been reduced by an aggregate of $65,000 to reflect the Company's estimate of the net realizable value of the accounts receivable. Of these remaining accounts receivable, accounts receivable with a face value of $65,000 were due from customers, and the remaining $16,000 in face value of accounts receivable consists of miscellaneous receivables arising in the ordinary course of business.

     The Company is using its best efforts to collect the remaining amounts owed to it. There is no assurance, however, that the Company will be successful in its collection efforts. The Company has experienced difficulty in collecting the remaining accounts receivable due from its customers.
Amounts due from customers at August 31, 1996 of approximately $65,000 in face value of accounts receivable are in the hands of attorneys to collect. The fees of such attorneys are up to approximately 40% of the amount recovered.
The Company will attempt to recover its collection costs from the customers, but there is no assurance that it will be successful in these efforts. The remaining $16,000 in face value of accounts receivable includes $8,000 of sales tax deposits made to the State of Florida that are being reduced each month through sales tax collected on rents charged on the remaining unsold property. The uncollected amount of sales tax deposits remaining at the expiration of the lease period should be refunded by the State of Florida. The remaining $8,000 of miscellaneous receivables are not past due, and are subject to the Company's collection efforts.

     Property and Equipment

     The Company listed its property in Fort Lauderdale, Florida for sale during April of 1994, and sold the property on July 31, 1996 for the aggregate sum (before selling expenses) of $1,206,190. The Company incurred selling expenses of approximately $87,000 in connection with such sale.

     The Company's remaining unsold real property is owned by RSI Florida, and consists 2.03 acres of land with a 22,000 square foot building in Tampa, Florida. This property was utilized by RSI Florida as warehouse, office and showroom space for the sale of turf care equipment prior to the cessation of the Company's business activities in August of 1994. The property has an estimated liquidation value of $430,000 (net of estimated selling expenses), and is not subject to any debt. The estimated liquidation value is based in part upon an independent appraisal of the Tampa property. This appraisal was originally conducted on March 21, 1994 and updated effective October 10, 1995 (indicating a market value of $530,000) and further updated effective August 22, 1996, to reduce the market value for the property to $475,000 (the "Appraisal"). At August 31, 1995, the Company had valued the Tampa property at its estimated net recoverable value of $472,000. It has now written down the net recoverable value of the property to reflect the reduction in the updated Appraisal. The decrease during fiscal 1996 in the net realizable value of property of $10,000 is net of the excess net selling price over estimated net realizable value of the Fort Lauderdale, Florida property of $32,000. The Appraisal and market values have not been independently verified by the Company. The Appraisal assumes a one year marketing time for the property, and that certain repairs to the interior partitions are performed by the Company as well as various other material assumptions set forth in the Appraisal, as basis for the estimated value of the property. The reduced market value of the 1996 appraisal takes into consideration the extended length that the property has been on the market (since early 1995) and sluggish sales in the area. Because the interior layout of the building is likely to be changed by an ultimate purchaser, the Company will probably not make all the repairs assumed in the updated Appraisal. There is no assurance that the Company will realize a sales price for the property comparable to the value estimated for the property by the Appraisal or that the other assumptions set forth in the Appraisal will prove to be accurate to any extent.

     The Company has been unable to sell its Tampa property to date at a price deemed acceptable to the Company, but is actively engaged in marketing the property. The property is listed for sale with a Tampa, Florida commercial real estate broker at a price somewhat higher than the market value indicated by the Appraisal for the property. During fiscal 1996 the Company engaged in negotiations with one serious potential buyer and during fiscal 1995 the Company engaged in negotiations with two serious potential buyers out of a number of interested parties, but none of those potential buyers now appears likely to consummate a purchase. In addition, Tresca Industries, the current lessee of the Tampa property, continues to express an interest in the property, but has been unwilling to offer a price that is acceptable to the Company.

     The Company believes, in light of the fact that its current liquidity requirements are covered by its existing cash and cash equivalents, that it is in the best interest of the Company to continue to hold its property in an attempt to realize its market value. The Company believes that, given adequate marketing time, there is a reasonable likelihood that the Company will be able to realize a sale price comparable to the value for the property indicated by the updated Appraisal. However, there can be no assurance that the Company will be successful in locating a buyer for the property at such price. The low number of showings of the property is evidence that sale conditions for comparable real property has apparently been slow. Further, in the event expenses and costs arising out of the Company's contingent liabilities or other expenses of liquidation exceed its liquid resources, the Company may be forced to reduce the price of this property in order to induce a rapid sale. There is no assurance that any buyer will be available even at such reduced price. See Part I, Item 3 - "Legal Proceedings."

     Leased Properties

     For a description of the Company's arrangements with respect to its current and prior lease obligations, as well as its income from leasing activities, reference is made to Part I, Item 2. - "Description of Property," which is incorporated herein by this reference.

     Planned Fiscal Year 1997 Activities

During fiscal 1997, the Company will continue with its efforts to sell its office and warehouse facility in Tampa, Florida and will continue with its efforts to collect the remaining accounts receivable. Proceeds from these activities will be applied first to the payment of expenses related to the realization of these proceeds, next to pay or make provisions for the payment of contingent liabilities of the Company as they are quantified, and next to pay "fair value" to the holders of the 100, 823 shares of Common Stock dissenting from the Sale of Assets. Since the amount required to settle the contingent liabilities cannot be determined, there is no assurance that the Company's proceeds from the sale of its remaining assets will be sufficient to cover these expenses.

     The Company currently intends to use the assets, if any, remaining after the consummation of the Sale of Assets and the payment or provision for payment of the foregoing items to acquire or commence another business enterprise. As discussed earlier, the Company currently intends to pursue either purchasing the common stock of an existing business or starting up a new business that would originate and sell consumer finance receivables, substantially all of which are home improvement loans secured by liens on improved property. The Company expects that this new business would operate at a loss during the first two years, but based on the information now available to it, expects the new business to operate at a modest profit by the third year. There can be no assurance that these goals can be achieved. In connection with these plans, during September of 1996 the Company employed an individual who is knowledgeable in this industry. The Company intends for this individual to hire senior executives who would set up the new business marketing and underwriting capabilities. If the Company is successful with its plans to form this new business, the Company plans to open two sales offices to target certain major metropolitan areas of the Carolinas during fiscal 1997. The initial office in Greenville, South Carolina would house sales, underwriting and administrative personnel. Each sales office would be staffed by a loan closer. Additional personnel would be added when and if the volume of loans increases. The Company estimates that the new business would have approximately 8 employees at August 31, 1997.

     The consumer finance market is highly competitive and fragmented. The Company would compete with a number of finance companies that provide financing to individuals who may not qualify for traditional financing, as well as established home improvement lenders, existing mortgage brokers and bankers that offer multi-purpose second mortgages and other Title I lenders. To a lesser extent, the Company would compete with commercial banks, savings and loan associations, credit unions, insurance companies, and captive finance arms of major manufacturing companies that may apply more traditional lending criteria. Many of these competitors or potential competitors are substantially larger and have significantly greater capital and other resources than the Company.

     This new business plans to offer Title I home improvement loans ("Title I Loans") under the Title I program administrated by the Federal Housing Administration ("FHA"). In order to offer Title I Loans, it will be necessary for the Company to obtain a Title I license. The Title I program was established by Title I of the National Housing Act of 1934. Loans made under the Title I program are 90% guaranteed by the United States Department of Housing and Urban Development ("HUD"). The Company would acquire its FHA Title I license either by the acquisition of an existing company that has previously been licensed or by applying directly for a FHA Title I license. In addition, the Company plans to offer Conventional Loans to certain qualified borrowers under Title I "look-alike" programs that in some case permit the loan proceeds to be used for purposes other than home improvements. In addition to the FHA Title I license, the Company would have to apply for licenses to operate under the banking laws of each State in which this business chooses to operate. There can be no assurance that any such licenses may be obtained on a timely basis or at all. In addition, the new business would be subject to ongoing monitoring by regulatory authorities and the failure to comply with applicable regulations could result in the forfeiture of licenses on which the business is dependent.

     The Company plans to attempt to sell all of its loans on the secondary market without recourse to a licensed Title I wholesale buyer. The Company does not have the capital that would be necessary to make a significant volume of loans unless it is able promptly to sell its loans on the secondary market. There can be no assurance that the secondary market for loans will be available. Adverse changes in the secondary market could impair the Company's ability to originate and sell loans on a favorable or timely basis. Delays in the sale of a loan pool beyond a quarter-end could result in losses for such quarter. If the Company were unable to sell its loans on the secondary market, the Company's growth could be materially impaired and the Company's results of operations and financial condition could be materially adversely affected. See Liquidity and Capital Resources - Capital Requirements for New Business.

     A substantial portion of the planned new business is dependent on the continuation of the Title I Loan program, which is federally funded. The Title I Loan program provides that qualifying loans are eligible for FHA insurance. In August of 1995, bills were introduced in both houses of the United States Congress that would, among other things, abolish HUD, reduce federal spending for housing and community development activities and eliminate the Title I
Loan program. Other changes to HUD have been proposed, which, if adopted, could affect the operation of the Title I Loan program. Discontinuation of or a significant reduction in the Title I Loan program or the Company's authority to originate loans under the Title I Loan program could have a material adverse effect on the Company planned new business.

Liquidity and Capital Resources

     Anticipated Liquidity Requirements

     As discussed below under "Cash and Cash Equivalents" and "Debt Arrangements," the Company has substantial cash liquidity and anticipates that such capital resources will be sufficient to enable the Company to pay ordinary expenses expected to arise during the remaining period of liquidation of the Company's assets and for the purchase or commencement of the potential new business and to provide working capital for this business. There can be no assurance, however, that the Company will be able to sell its remaining asset consisting of real property in Tampa, Florida at its appraised value. The Company is unable to predict when the Tampa property will be sold, but has estimated costs during the remaining period of liquidation based on such sale occurring by December 31, 1996.

     In addition, the Company will continue to incur legal expenses relating to its contingent liabilities. The Company plans to continue to attempt to settle its contingent liabilities during fiscal 1997, but it cannot estimate when these will be settled or the ultimate outcome of the lawsuits or environmental matters described above under Item 3 of
Part I, "Legal Proceedings" or of any unknown contingencies. There can be no assurance that the Company's cash balances will be sufficient to allow it to meet its recorded liabilities and any known or unknown contingent liabilities. The ultimate outcome of these contingencies is not known. No provision has been made in the accompanying financial statements for any liability which may result from these matters, except for an estimate of the legal costs that the Company expects to incur in the defense of these matters.

     Cash and Cash Equivalents

     Cash and cash equivalents in the amount of $2,256,000 as of August 31, 1996 included United States treasury bills with a maturity of three months when purchased and having a cost basis of $2,230,000. Cash in excess of the amounts invested in United States treasury bills is invested as available in a bank master note, which may be liquidated by the Company to meet its cash needs on a daily basis. The Company earned $68,000 on its investments during the year ended August 31, 1996.

     Debt Arrangements

        The Company's $500,000 revolving unsecured line of credit (the "Line of Credit") expired on December 31, 1995. The Line of Credit was not used by the Company. The Company does not believe that it will need a line of credit during the remaining period of liquidation, but will need sources of credit to finance its potential new business.

        Capital Requirements for New Business

        If the Company is successful in acquiring or forming a consumer finance company, it intends to initially invest $575,000 in this new business which would operate as a wholly-owned subsidiary of the Company. In addition to its capital investment, the Company plans to attempt to make arrangements with a bank for a warehouse loan credit facility of up to $1,000,000 to finance the making of the consumer loans. It also plans to attempt to arrange an additional borrowing facility of $500,000 that would be necessary to finance the operations of this business if the finance business grows. Given its cash and cash equivalents position, the Company believes that it has the borrowing capacity to obtain such loans. There can be no assurance, however, that the Company will be able to obtain such loans on satisfactory terms. Failure to obtain such financing could materially and adversely affect the ability of this business to grow.

Item 7. Financial Statements

        The response to this Item is set forth on page F-2 and submitted as a separate section of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           None.

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

  3.2.1 By-laws of RSI Holdings, Inc., as amended: Incorporated by reference to Exhibit 3.1.1 to the Form S-4.

  3.2.2       Amendments to By-laws.

  4.1         See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

  4.1.1       Specimen of Certificate for RSI Holdings, Inc., common stock:
              Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

  *10.1       RSI Holdings, Inc., Stock Option Plan, including an amendment:
              Incorporated by reference to Exhibit 10.9 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1990, File No. 0-18091.


  *10.1.1     Amendment to Stock Option Plan: Incorporated by reference to
              Exhibit 10.9.1 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended
              August 31, 1992, as amended, File No. 0-18091.

  10.2 Agreement by and between the Company and Treadco, Inc. dated as of February 6, 1996: Incorporated by reference to Exhibit 10.1 to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the quarter ended February 29, 1996,
              File No. 0-18091.

  10.3        Letter Agreement by and between the Registrant and Tresca
              Industries dated September 8, 1994: Incorporated by reference to Exhibit 10.18 to the 1994 10-K.

  10.4 Agreement by and between the Registrant and Carl Lipscomb and his assigns dated September 16, 1994: Incorporated by reference to
              Exhibit 10.29 to the 1994 10-K.

  10.5 RSI Holdings, Inc. Incentive Stock Award Plan, including an amendment: Incorporated by reference to Exhibit 10.8 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1990, File No. 0-18091 (the "1990 10-K").

  10.6 Amendment to Incentive Stock Award Plan: Incorporated by reference to Exhibit 10.8.1 to the 1992 10-K.

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

     (b) Reports on Form 8-K:

     There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended August 31, 1996.

                                   SIGNATURES




In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



RSI HOLDINGS, INC.                   TITLE



/s/ Buck Mickel       October 22, 1996   Chairman of the Board and
--------------------------------------     Chief Executive Officer
Buck Mickel                (Date)          (Principal Executive Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Buck Mickel       October 22, 1996   Director, Chairman of the Board and
--------------------------------------     Chief Executive Officer
Buck Mickel                (Date)          (Principal Executive Officer)


/s/ C. C. Guy         October 22, 1996   Director
--------------------------------------
C. C. Guy                  (Date)


/s/ Charles M. Bolt   October 22, 1996   Director
--------------------------------------
Charles M. Bolt            (Date)


/s/ Joe F. Ogburn     October 22, 1996   Vice President and Treasurer
--------------------------------------    (Principal Financial and
Joe F. Ogburn              (Date)         Accounting Officer)

                         Annual Report on Form 10-KSB

                  Item 7, Item 14(a)(1) and (2), (c) and (d)

                         List of Financial Statements

                             Financial Statements

                          Year Ended August 31, 1996

                              RSI Holdings, Inc.

                          Greenville, South Carolina

                              RSI Holdings, Inc.

                      Form 10-KSB-Item 14(a)(1) and (2)

                        Index of Financial Statements




The following consolidated financial statements of RSI Holdings, Inc. are included in Item 7:

        Consolidated statements of net assets in liquidation - August 31, 1996

        Consolidated statement of changes in net assets in liquidation - Years ended August 31, 1996 and 1995

        Notes to consolidated financial statements - August 31, 1996

                        Report of Independent Auditors


The Board of Directors and Shareholders
RSI Holdings, Inc.

We have audited the accompanying consolidated statement of net assets in liquidation of RSI Holdings, Inc. as of August 31, 1996, and the related consolidated statement of changes in net assets in liquidation for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Note 1, the Board of Directors of the Company decided in 1994 to cease its remaining business operations and sell its operating assets. As a result, the Company changed its basis of accounting as of August 31, 1994 from the going concern basis to the liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of RSI Holdings, Inc. at August 31, 1996, and the changes in consolidated net assets in liquidation for the two years then ended, in conformity with generally accepted accounting principles.




                                                ERNST & YOUNG LLP


October 9, 1996

                              RSI Holdings, Inc.

             Consolidated Statement of Net Assets in Liquidation

                               August 31, 1996


ASSETS                                                  $2,256,000
Cash and cash equivalents                                   16,000
Accounts receivable                                        430,000
Real property (Notes 2 and 5)                           ----------

                                                         2,702,000

LIABILITIES
Trade accounts payable                                       3,000
Accrued expenses (Note 3)                                  259,000
Estimated costs during the period of liquidation           155,000
                                                        ----------

                                                           417,000

Contingencies (Note 10)                                 ----------

Net assets in liquidation (Note 1)                      $2,285,000
                                                        ==========


See accompanying notes.

                              RSI Holdings, Inc.

               Consolidated Statement of Changes in Net Assets
                                in Liquidation





                                                                                   YEAR ENDED AUGUST 31
                                                                                 1996                1995
                                                                         --------------------------------------
Net assets in liquidation at beginning of year                               $ 2,143,000         $ 1,930,000

Changes in net assets in liquidation attributed to:
  Cash and cash equivalents                                                      784,000           1,144,000
  Trade accounts payable                                                           2,000             574,000
  Accrued expenses                                                               110,000             338,000
  Estimated costs during remaining period of liquidation                         389,000           1,024,000
  Notes payable and capital lease obligation                                          -            2,213,000
  Inventory floor plan debt resulting from sale of inventory
    to supplier                                                                       -            4,123,000
  Deferred compensation                                                               -               54,000
  Accounts receivable as a result of collections                                 (11,000)         (1,734,000
  Inventory resulting principally from sale of inventory
    to suppliers and other dealers                                                    -           (5,873,000)
  Sales of property and equipment                                             (1,119,000)         (1,648,000)
  Change in net realizable value of real property                                (10,000)                 -
  Other assets                                                                    (3,000)             (2,000)
                                                                         --------------------------------------

Increase in net assets in liquidation                                            142,000             213,000
                                                                         --------------------------------------

Net assets in liquidation at end of year (Note 1)                            $ 2,285,000         $ 2,143,000
                                                                         ======================================


See accompanying notes.

                              RSI Holdings, Inc.


                  Notes to Consolidated Financial Statements

                               August 31, 1996



1.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

As of August 31, 1994, the Company adopted the liquidation basis of accounting. RSI Holdings, Inc. (the "Company") had experienced significant recurring operating losses, discontinued its outdoor power equipment product line in 1992, and was notified in July of 1994 by its primary supplier of turf care products that after October 31, 1994, the Company would no longer be authorized to sell its products. Because substantially all of the Company's assets were related to the turf care business and the Company would no longer be authorized to sell the products of its major supplier, it was concluded by the Board of Directors of the Company and announced on July 29, 1994 that the Company should cease its existing business operations and sell the operating assets of the Company. Accordingly, the Company had ceased all of its existing business operations as of August 31, 1994. Since August of 1994, the Company has been actively seeking to sell its assets. The shareholders approved the sale of substantially all its assets at its annual meeting held on January 17, 1995.

As a result of the decision to sell the operating assets of the Company and the subsequent efforts to sell all of the operating assets, the Company changed its basis of accounting for its financial statements at August 31, 1994 from the going concern basis of accounting to the liquidation basis of accounting in accordance with generally accepted accounting principles. Consequently, assets have been valued at estimated net realizable value (including subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon management estimates as of the date of the financial statements. In addition, as described in Note 10, significant uncertainties exist with respect to the outcome of litigation in which the Company is a defendant. No provision has been made as of August 31, 1996 for any liability that may result upon ultimate resolution of the lawsuits.

                              RSI Holdings, Inc.

1.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Statement of consolidated net assets in liquidation as of August 31, 1996 includes approximately $155,000 of costs that the Company estimates will be incurred during the period of liquidation, based on management's assumption that the liquidation process will be completed by December 1996. These costs include anticipated legal fees ($28,000), accounting and auditing fees ($25,000), salaries ($46,000), lease commitments ($7,000), property taxes ($3,000), insurance and other overhead items ($8,000), shareholder relation expenses ($5,000), and estimate of unforeseen costs ($33,000) that the Company expects to incur from September 1, 1996 through December 31, 1996. Because the success in realization of assets and the settlement of liabilities is based on management's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period. Remaining real property having estimated net realizable value of $430,000 have not been sold at August 31, 1996.

While in this liquidation process, the Company may seek alternative courses of action, including investments in other business ventures. Should such alternatives not develop, any proceeds from the asset liquidation remaining after the satisfaction of all liabilities and the resolution of all contingent liabilities, would then be distributed to shareholders in the order of liquidation preference.

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

CASH EQUIVALENTS

The Company considers all highly liquid investments (United States treasury bills) with a maturity of three months or less when purchased to be cash equivalents. At August 31, 1996, approximately $2,230,000 was invested in United States Treasury bills.

                              RSI Holdings, Inc.

2.  REAL PROPERTY

Real Property at estimated net realizable value at August 31, 1996 consists of land and buildings of $430,000.

Land and buildings values at August 31, 1996 are based on amounts determined by an independent appraisal by a qualified appraiser. The recorded value is net of estimated selling expenses. The appraisals assume a "reasonable" marketing period (assumed to be one year).


3.  ACCRUED EXPENSES

Accrued expenses at August 31, 1996 are as follows:

        Deferred compensation                           $217,000
        Other                                             42,000
                                                        --------

                                                        $259,000
                                                        ========

4.  NOTES PAYABLE

The Company's $500,000 revolving unsecured line of credit (the "Line of Credit") expired on December 31, 1995. The Line of Credit was not used by the Company.

The Company incurred interest cost of $64,000 during 1995. Interest paid was $92,000 during 1995.

Average short-term borrowings during fiscal 1995 were $16,000. The weighted average interest rate paid on short-term borrowings during fiscal 1995 was 9.89%.

5.  LEASES

The Company leased office and warehouse facilities in Shelby, North Carolina, which are owned or controlled by a former Chairman of the Board of Directors under a lease that expired on December 31, 1995. Total rental expense applicable to this operating lease was $22,000 for 1996 and $74,000 for 1995. A portion of the warehouse facility that was not in use was subleased by the Company to a third party from October 1, 1993 through December 31, 1994 for $2,317 per month. A portion of the office area and all the warehouse facility were subleased through December 1995 at an aggregate monthly rental of $5,844. Sublease rental income was received in the amounts of $23,000 and $65,000 during fiscal years 1996 and 1995, respectively.

                              RSI Holdings, Inc.

5.  LEASES (CONTINUED)

The Company leased office and warehouse facilities in Little River, South Carolina (the Myrtle Beach branch) for $3,400 per month under a lease that expired in September 1995. The building was subleased for six months beginning October 1, 1994 at $3,000 per month.

During 1992, the Company executed a month-to-month lease arrangement for its principal executive offices. Effective September 1, 1993, the monthly rental was $354 per month. The office space is leased from a corporation that was a principal shareholder in the Company until August 23, 1994. The corporation's directors and officers include a Vice President and former director and the wife of the Chairman of the Board of the Company and its shareholders all own more than 5% of the outstanding common stock of the Company.

During December of 1995, the Company executed a lease for office facilities in Shelby, North Carolina at $350 per month through December 31, 1996.

The Company owned office and warehouse facilities in Fort Lauderdale, Florida and Tampa, Florida. The property located in Fort Lauderdale, Florida was sold on July 31, 1996. The Company received rental income of $132,000 and $135,700 during fiscal years 1996 and 1995, respectively.

Additionally, the Company leases automobiles under noncancelable operating leases that expire in 1996. The automobile leases require the payment of contingent rentals based on usage in excess of specified minimums. Substantially all of the leases require the Company to pay taxes, insurance, maintenance and repairs.

Total rental paid relating to operating leases for 1996 and 1995 (net of sub-lease rental income of $23,000 and $97,000 during 1996 and 1995, respectively), was $21,000 and $115,000, respectively.

The costs related to the liquidation basis of accounting has been reduced by lease and sublet lease income that the Company expects to receive during the period of liquidation through December 1996.

                              RSI Holdings, Inc.

6. SHAREHOLDERS' EQUITY

The Company's Incentive Stock Award Plan and the Stock Option Plan authorizes the Board of Directors, to grant awards or options of up to 250,000 shares under each plan to key management employees. In accordance with the plan that was adopted on November 15, 1991, the Board of Directors previously granted options to purchase up to 135,000 shares under the Stock Option Plan at an exercise price of $.31 per share. On June 4, 1992, the Board of Directors granted options to purchase up to 135,000 shares of the Company's common stock under the Stock Option Plan at an exercise price of $.125 per share to the holders of the previously granted options exercisable at $.31 per share. A condition precedent to each of such grants was that the recipient thereof surrender the originally granted options. None of such options have been exercised.


7.  INCOME TAXES

During fiscal 1996, net deferred tax benefits were not recorded relating to temporary differences since the Company is not assured that the resulting additional deferred tax assets will be realized. Significant components of the Company's deferred tax assets and liabilities are as follows:

        ASSETS
        Net operating loss carryforward                 $ 3,281,000
        Liquidation accrual                                  57,000
        Real property valuation adjustment                   62,000
        Insurance accruals                                   93,000
        Allowance for doubtful accounts                      26,000
        Other                                                31,000
                                                        -----------

                                                          3,550,000
        Valuation allowance                              (3,547,000)

        Deferred tax assets                                   3,000

        LIABILITIES
        Depreciation                                          3,000
                                                        -----------

        Net deferred taxes                              $        --
                                                        ===========

                              RSI Holdings, Inc.

7.  INCOME TAXES (CONTINUED)

At August 31, 1996, the Company has net operating loss carryforwards available for income tax purposes of approximately $8,947,000. Such carryforwards expire in 2006 through 2011. The Company's ability to use its existing net operating loss carryforward may be jeopardized or lost if the Company undergoes an "ownership change". An ownership change occurs if the ownership of the Company's stock changes by 50 percent or more during any three-year period.

The valuation allowance decreased $40,000 during 1996.

8.  EMPLOYEE BENEFIT PLANS

The Board of Directors of RSI Holdings, Inc. previously issued equity units to certain employees of a division of the Company. These units entitle the grantee to receive on the settlement date, with certain limitations, a note of the Company equal in amount to a proportion of the equity enhancement of the division from the date of issuance of the units to the settlement date. Equity enhancement is the net increase, if any, of the net worth of the division following issuance of the units, with certain limitations. The final deferred compensation payment of $54,000 was made during the year ended 1995.

9.  AFFILIATED PARTY TRANSACTIONS

The secretary of the Company is a member of a law firm which represents the Company. Legal fees for services rendered by this firm to the Company amounted to approximately $35,000 and $105,000 for the 1996 and 1995 fiscal years, respectively.

See Note 5 concerning leases with affiliated parties.

10.  CONTINGENCIES

In October 1986, Wiegmann & Rose International Corp. ("Wiegmann & Rose"), a wholly-owned subsidiary, began the closing and the commencement of orderly liquidation of the net assets of this business segment which was engaged principally in the fabrication and repair of shell and tube heat exchangers, pressure vessels and related equipment.

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

                              RSI Holdings, Inc.

10.  CONTINGENCIES (CONTINUED)

In 1987, Triple A purchased the property from Wiegmann & Rose. As part of this transaction Wiegmann & Rose agreed to prepare a proposed plan of abatement for contamination at the property, submit it to the Regional Water Quality Board, and upon approval, implement the abatement plan. Soon afterwards, consultants for Wiegmann & Rose prepared a proposed plan of abatement and submitted it to the Regional Board. However, the California Department of Health Services asserted jurisdiction over the matter, demanded that Wiegmann & Rose investigate the possibility of buried drums at the property, and initiated a planning process that produced a Remedial investigation and Feasibility Study, Remedial Action Plan and Community Relations Plan.

In 1988, Wiegmann & Rose filed suit against NL Industries, Inc. ("NL"), a former owner of the property, and Esselte Pendaflex Corporation ("Esselte"), the generator of some of the waste that was found on the property, and alleged that these two defendants were responsible for the contamination on the property. NL and Esselte filed third-party complaints against Triple A. On July 24, 1991, the United State District Court for the northern district of California issued an order granting partial summary judgment in favor of Wiegmann & Rose relating to the issue of the liability of the parties. This order states that, NL, the previous owner of the property and Esselte, which generated the hazardous substance disposed of on the property, are liable for waste associated with metal drums found on the property. The order also concluded that, at least with respect to such prior owner and generator, Weigmann & Rose in not deemed to be a responsible party, is not directly liable for the contamination and is entitled to recover reasonable attorney's fees and costs. The ruling did not address the possible liability of Wiegmann & Rose as an indemnitor of Triple A, to which it had sold the property. The litigation against NL and Esselte was resolved December 31, 1991 through the entry of a consent decree that required NL to abate the contamination diligently and to the satisfaction of the regulatory agencies.

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

                              RSI Holdings, Inc.

10.  CONTINGENCIES (CONTINUED)

To date, the action which was filed in California state court has been removed to Federal court. On April 22, 1994, the Court granted Wiegmann & Rose's motion for partial summary judgment. This order effectively relieves Wiegmann
& Rose from any liability for events occurring before the entry of the consent decree dated December 31, 1991. As to events occurring after December 31 1991, the consent decree provides that NL is principally responsible for the clean-up and that Wiegmann & Rose has contingent liability with respect to these events if NL does not perform. Additional contamination has been discovered in an area adjacent to the areas which NL has assumed responsibility for clean-up. NL has taken the position that it is not responsible for the remediation of this contamination. The extent of this contamination and the Company's responsibility for clean-up has not been determined. However, the ultimate outcome of the litigation of this matter is not known. No provision has been made in the accompanying financial statements for any liability which may result from this matter.

Wiegmann & Rose has also been sued, along with several other defendants, in seven personal injury asbestos suits. Although, Weigmann & Rose has been dismissed without prejudice in each of the seven suits, Wiegmann & Rose could be brought back into the litigation in five of these seven dismissed cases. No provisions have been made in the accompanying financial statements for any liability which may result from this matter.

Legal and other costs relating to defense in the Wiegmann & Rose matters discussed above totaled $80,000 during fiscal 1996 and $126,000 during fiscal 1995. The Company received reimbursement from its insurance company during fiscal 1996 and 1995 of past and current legal fees incurred to date of $82,000 and $134,000, respectively.

In addition, the Company is one of several defendants in a lawsuit filed in July 1993 claiming indemnification with respect to payments due and the cost of performing certain covenant and obligations under a land lease agreement allegedly in default. This agreement relates to a motel property previously operated by the Company. The Company intends to defend this matter vigorously. The ultimate outcome of this matter is not known. No provision has been made in the accompanying financial statements for any liability which may result from this matter.

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

                              RSI Holdings, Inc.

10.  CONTINGENCIES (CONTINUED)

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


11.  SUBSEQUENT EVENT

Subsequent to August 31, 1996, the Company has begun negotiations to possibly purchase the common stock of a business for approximately $15,000. The business is a consumer finance company that would originate, purchase and sell consumer finance receivables.


                               INDEX OF EXHIBITS

3.1      Articles of Incorporation of RSI Holdings, Inc., as amended:
         Incorporated by reference to Exhibit 3.2 and 3.2.2 to the Registration
         Statement of Form S-4 of RSI Corporation and Porter Brothers, Inc.,
         File No. 33-30247 (the "Form S-4").

3.1.1    Articles of Amendment and Certificate of Reduction of Capital of Porter
         Brothers, Inc.: Incorporated by reference to Exhibit 4.1 to the Form
         8-K of the Registrant filed with the Securities and Exchange
         Commission on November 28, 1989, File No. 0-7067.

3.2.1 By-laws of RSI Holdings, Inc., as amended: Incorporated by reference to Exhibit 3.1.1 to the Form S-4.

3.2.2    Amendments to By-laws.

4.1      See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

4.1.1    Specimen of Certificate for RSI Holdings, Inc., common stock:
         Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

*10.1    RSI Holdings, Inc., Stock Option Plan, including an amendment:
         Incorporated by reference to Exhibit 10.9 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1990, File No. 0-18091.

*10.1.1  Amendment to Stock Option Plan: Incorporated by reference to Exhibit
         10.9.1 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1992, as amended, File No. 0-18091.

10.2 Agreement by and between the Company and Treadco, Inc. dated as of February 6, 1996: Incorporated by reference to Exhibit 10.1 to the
         Form 10-QSB of the Registrant filed with the Securities and Exchange
         Commission for the quarter ended February 29, 1996, File No. 0-18091.

10.3 Letter Agreement by and between the Registrant and Tresca Industries dated September 8, 1994: Incorporated by reference to Exhibit 10.17 to the 1994 10-K.

10.4 Agreement by and between the Registrant and Carl Lipscomb and his assigns dated September 16, 1994: Incorporated by reference to
         Exhibit 10.29 to the 1994 10-K.

10.5     RSI Holdings, Inc. Incentive Stock Award Plan, including an amendment:
         Incorporated by reference to Exhibit 10.8 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1990, File No. 0-18091 (the "1990 10-K").

10.6     Amendment to Incentive Stock Award Plan:  Incorporated by reference to
         Exhibit 10.8.1 to the 1992 10-K.

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