Form 10QSB
period 1996-11-30
RSI HOLDINGS INC
filed 1997-01-14
CIK 853697

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549


                                 FORM 10 - QSB



        (MARK ONE)

 X   Quarterly Report pursuant to Section 13 or 15 (d) of the
---  Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 1996 or
                               -----------------

     Transition Report pursuant to Section 13 or 15 (d) of the
---  Securities Exchange Act of 1934

For the Transition Period From                to
                               --------------    -------------

COMMISSION FILE NUMBER 0-18091

                               RSI HOLDINGS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

        NORTH CAROLINA                               56-1200363
-------------------------------              --------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

245 E. Broad Street, Suite A, P.O. Box 6847
Greenville, South Carolina                                        29606
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (864) 271-7171
--------------------------------------------------------------------------------
                           Issuer's telephone number


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common Stock, $.01 Par Value - 7,895,822 shares outstanding as of January 9,
1997

         Transitional Small Business Disclosure Format (check one):
         Yes       No   X
             -----    -----

                                     INDEX


                               RSI HOLDINGS, INC.




PART I.          FINANCIAL INFORMATION                                                  PAGE
Item 1.          Financial Statements (Unaudited)

   Condensed consolidated balance sheet -- November 30, 1996                              4

   Condensed consolidated statement of operations -- Three
   months ended November 30, 1996                                                         5

   Condensed consolidated statement of cash flows -- Three
   months ended November 30, 1996                                                         6

   Condensed consolidated statement of changes in net assets in
   liquidation -- Three months ended November 30, 1995                                    7

   Notes to condensed consolidated financial statements --
   November 30, 1996                                                                      8

Item 2.          Plan of Operation                                                       11

PART II.         OTHER INFORMATION                                                       15

Item 1.  Legal Proceedings                                                               15

Item 2.  Changes in Securities                                                           19

Item 3.  Default                                                                         19

Item 4.  Submission of Matters to a Vote of Security Holders                             19

Item 5.  Other Information                                                               19

Item 6.  Exhibits and Reports on Form 8-K                                                19


SIGNATURES                                                                               21

                               RSI Holdings, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                               November 30, 1996





Assets

Current Assets:
    Cash                                                                 $ 1,791,000
    Prepaid expenses                                                          22,000
    Other current assets                                                      43,000
                                                                         -----------
Total current assets                                                       1,856,000

Property and equipment
    Cost                                                                      37,000
    Less accumulated depreciation                                             22,000
                                                                         -----------
                                                                              15,000

Other assets
    Land and building held for sale, net of
      accumulated depreciation of $293,000                                   255,000
    Other                                                                     13,000
                                                                         -----------
                                                                             268,000
                                                                         -----------
                                                                         $ 2,139,000
                                                                         ===========

Liabilities and shareholders' equity
Current liabilities:
    Trade accounts payable                                               $     9,000
    Accrued expenses                                                         123,000
                                                                         -----------
                                                                             132,000

Deferred compensation                                                        155,000

Shareholders' equity:
    Common Stock, $.01 par value-authorized
      25,000,000 shares, issued and outstanding
      7,895,822 shares at November 30, 1996                                   79,000
    Excess of paid-in capital over par value                               3,775,000
    Deficit                                                               (2,002,000)
                                                                         -----------
                                                                           1,852,000
                                                                         -----------
                                                                         $ 2,139,000
                                                                         ===========

See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)
                      Three Months ended November 30, 1996


Expenses
    Selling, general and administrative                                  $   145,000
                                                                         -----------
       Loss from operations                                                 (145,000)

Other income (expense)
    Interest income                                                           34,000
    Rental income on asset held for sale                                       7,000
    Interest expense                                                          (4,000)
    Cost to settle lawsuit                                                  (300,000)
                                                                         -----------
       Total other income (expense)                                         (263,000)
                                                                         -----------
Net loss                                                                 $  (408,000)
                                                                         ===========
Net loss per share                                                       $      (.05)
                                                                         ===========
Weighted average number of shares outstanding                              7,973,019
                                                                         ===========



See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                      Three Months ended November 30, 1996


Cash used in operating activities                                        $  (412,000)

Investing activities
    Acquisition of outstanding stock of
       CambridgeBanc, Inc. - Note B                                          (15,000)
    Purchase of common stock                                                 (25,000)
    Organization expense                                                     (13,000)
                                                                         -----------
                                                                             (53,000)
                                                                         -----------
Net decrease in cash and cash equivalents                                   (465,000)
Cash and cash equivalents, beginning of year                               2,256,000
                                                                         -----------
Cash and cash equivalents, end of quarter                                $ 1,791,000
                                                                         ===========


See accompanying notes

                               RSI Holdings, Inc.
                  Condensed Consolidated Statement of Changes
                    in Net Assets in Liquidation (Unaudited)
                      Three months ended November 30, 1995


Net assets in liquidation at beginning of period                         $ 2,143,000

Changes in net assets in liquidation attributed to:
    Decrease in cash and cash equivalents                                   (115,000)
    Decrease in accrued expenses                                              31,000
    Decrease in estimated costs during remaining period
       of liquidation                                                        102,000
    Increase in estimated net realizable
       value of accounts receivable                                            1,000
                                                                         -----------
Increase in net assets in liquidation                                         19,000
                                                                         -----------
Net assets in liquidation at end of period                               $ 2,162,000
                                                                         ===========




See accompanying notes

RSI Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

         The Company ceased all of its former business operations during August of 1994 and since that time has been actively seeking to sell substantially all of the assets of its former business. Concurrent with the decision to cease all of its former business operations, the Company adopted the liquidation basis of accounting. Generally accepted accounting principles for the liquidation basis of accounting required that assets be valued at their estimated net realizable value and liabilities be presented at their estimated settlement amounts and also include estimated costs associated with carrying out the liquidation. The Company's financial statements were prepared under the liquidation basis of accounting through August 31, 1996.

         During fiscal 1996, the Company substantially completed the sale of its assets and during November of 1996 acquired the outstanding common stock of a consumer finance company. Accordingly, effective September 1, 1996 the Company adopted the going concern basis of accounting.

         The accompanying unaudited condensed consolidated financial statements at November 30, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information under the going concern basis of accounting and with the instructions to Form 10 - QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation on the going concern basis have been included. Operating results for the three months ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10 - KSB for the year ended August 31, 1996.

Note B - Acquisition

         On November 4, 1996, the Company purchased for cash all of the outstanding common stock of CambridgeBanc, Inc. from Emergent Group, Inc. for the total purchase price of $15,000. The assets that were owned by CambridgeBanc, Inc. consist of furniture and equipment that the Company believes had a fair value of $15,000. Through CambridgeBanc, Inc., the Company has begun to engage in the business of originating and selling home improvement and other loans secured by liens on improved property.

         In addition to the purchase agreement to acquire the common stock, the Company executed a lease agreement with Emergent Group, Inc. in which the Company paid $18,000 for the use of additional furniture and equipment for one year. These assets were used by CambridgeBanc, Inc. in its previous operations. The newly acquired subsidiary, CambridgeBanc, Inc. executed a sublease agreement to rent for one year from Emergent Group, Inc. the office space that CambridgeBanc, Inc. occupies at $1,757 per month.

         Mr. Buck Mickel, Chairman of the Board and Chief Executive Officer of the Company and beneficial owner of more than 5% of its outstanding common stock, also serves on the board of directors of Emergent Group, Inc. and beneficially owns less than 5% of its outstanding common stock and C. Thomas Wyche, Secretary of the Company and the beneficial owner of less than 5% of its outstanding common stock, also serves as Secretary of Emergent Group, Inc. and is a shareholder of Emergent Group, Inc., owning less than 5% of its outstanding common stock. In addition, each of Minor H. Mickel, Buck A. Mickel, Charles C. Mickel and Minor Mickel Shaw, beneficial owners of more than 5% of the Company's outstanding common stock, are shareholders of Emergent Group, Inc., each owning less than 5% of its outstanding common stock. Each of Buck A. Mickel, Charles C. Mickel and Minor Mickel Shaw are the adult children of Buck Mickel and Minor H. Mickel is the spouse of Buck Mickel.

Note C - Shareholders' equity

         The financial statements as of August 31, 1996 included a consolidated statement of net assets in liquidation which presented under the liquidation basis of accounting the net assets that the Company expected to realize at the end of its period of liquidation. The accompanying condensed consolidated balance sheet presents on the going concern basis of accounting the shareholders' equity at November 30, 1996. Below is a reconciliation of the net asset in liquidation at August 31, 1996 to the shareholders' equity at November 30, 1996.


Net assets in liquidation at August 31, 1996                       $ 2,285,000

Loss from operations during three months ended
       November 30, 1996                                              (408,000)

Purchase of common stock for the treasury                              (25,000)
                                                                   -----------
Shareholders' equity at November 30, 1996                          $ 1,852,000
                                                                   ===========


Note D - Contingencies

         On November 18, 1996, Wiegmann & Rose International Corp. ("Wiegmann & Rose"), a wholly-owned subsidiary of the Company, entered into an agreement to settle a lawsuit brought by Triple A Machine Shop, Inc. ("Triple A") relating to environmental contamination on property formerly owned by Wiegmann & Rose and sold to Triple A in 1987. Pursuant to the settlement agreement Wiegmann & Rose paid to Triple A the sum of three hundred thousand ($300,000) dollars in exchange for settlement of the lawsuit as well as Triple A's release of Wiegmann & Rose and the Company from any further liability to Triple A in connection with the property or under the agreement made at the time of sale of the property.

         Wiegmann & Rose has also been sued, along with several other defendants, in seven personal injury asbestos suits. Although, Wiegmann & Rose has been dismissed without prejudice in each of the seven suits, Wiegmann could be brought back into the litigation in five of these seven dismissed cases. As to the substantive nature of the asbestos claims, the Company believes substantial defenses would be available and for that reason the Company has been successful in having all seven of these filed actions dismissed without prejudice as against Wiegmann & Rose. No provisions have been made in the accompanying financial statements for any liability which may result from this matter.

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

         In February 1994, an individual served a complaint against the Company seeking damages in excess of $15,000 for injuries sustained while operating a turf care product sold by the Company. The complaint also named the manufacturer of the product. The Company is unable to determine whether any loss will be incurred and if so, the estimate of any range of loss. In addition, the manufacturer and its insurance carrier has accepted defense of the Company regarding this matter. The Company believes, based on the arrangements with the manufacturer and the Company's own insurance, that this action should not have a material adverse effect on the Company's financial position.

         In addition, in January 1995, a complaint against the Company seeking damages in excess of the minimal jurisdictional amount was served. The plaintiff in that case alleges that he was injured while operating a vehicle that was sold by the Company. The Complaint also named the manufacturer of the vehicle. The manufacturer has accepted defense of the Company regarding this matter. The Company believes, however, based on the arrangements with the manufacturer and the Company's own insurance, that this action should not have a material adverse effect on the Company's financial position.

Item 2.  Plan of Operation

                 New Business Plans

         On November 4, 1996, the Company purchased the outstanding common stock of CambridgeBanc, Inc. ("CambridgeBanc"), a small specialized consumer finance business that originates and sells consumer finance receivables, substantially all of which are home improvement loans secured by liens on improved property. Through CambridgeBanc, the Company intends to continue this business as well as to offer conventional loans under Title I "look-alike" programs that in some cases permit the loan proceeds to be used for purposes other than home improvements. See "Planned Fiscal Year 1997 Activities" below.

                 Adjustment from Liquidation Basis to Going Concern Basis

         Because the Company decided in 1994 that it should cease its existing business operations and sell substantially all of its operating assets, the Company reported its financial position on the liquidation basis of accounting during the years ended August 31, 1994 through August 31, 1996. In the liquidation basis of accounting, assets are valued at their net realizable value (rather than at their net historical cost), and liabilities include estimated costs associated with carrying out the sale of substantially all of the assets of the Company.

         The Company substantially completed its plan to sell substantially all of its assets ("Sale of Assets Plan") during fiscal 1996 and purchased the common stock of a company in the consumer finance business in November 1996. Accordingly, on September 1, 1996, the Company adopted the going concern basis of accounting. The effect of the change from the liquidation basis of accounting to the going concern basis of accounting on net assets of the Company was to reduce the carrying value of the real estate held for sale that is located in Tampa, Florida from its estimated liquidation value of $430,000 to its depreciated cost of $263,000, a decrease in net assets of $167,000; increase prepaid expenses by $15,000 and reduce the liabilities of the Company by the estimated costs during the remaining period of liquidation of $155,000.

                 Planned Fiscal Year 1997 Activities

         The remaining step in the implementation of the Sale of Assets Plan is the sale of the Company's Tampa real estate. During fiscal 1997, the Company plans to continue with its efforts to sell its office and warehouse facility in Tampa, Florida and to continue with its efforts to collect its remaining accounts receivable. During December of 1996, the Company collected a past due account receivable with a face amount of $37,000. The net proceeds after payment of collection fees were $26,000. Proceeds from these activities will be applied first to the payment of expenses related to the realization of these proceeds, next to pay or make provisions for the payment of contingent liabilities of the Company as they are quantified, and any remaining proceeds will be used for working capital. Since the amount required to settle the contingent liabilities cannot be determined, there is no assurance that the Company's proceeds from the sale of its remaining assets will be sufficient to cover these expenses.

         The Company currently intends to use the assets, if any, remaining after the payment or provision for payment of the foregoing items to provide the operating capital necessary for the operations of CambridgeBanc. The Company expects that CambridgeBanc will operate at a loss during the first two years, but based on the information now available to it, expects CambridgeBanc to operate at a modest profit by the third year. There can be no assurance that these goals can be achieved. As of January 6, 1997, CambridgeBanc has five employees. If the Company is successful with the origination of consumer loans, the Company plans to open two sales offices to target certain major metropolitan areas of the Carolinas during fiscal 1997. The initial office in Greenville, South Carolina will house sales, underwriting and administrative personnel. Each sales office would be staffed by a loan closer. Additional personnel will be added when and if the volume of loans increases. If CambridgeBanc achieves its budgeted operating results, the Company estimates that the new business would have approximately 8 employees by August 31, 1997.

         CambridgeBanc is now offering Title I home improvement loans ("Title I Loans") under the Title I program administrated by the Federal Housing Administration ("FHA"). CambridgeBanc was approved by FHA as a Title I lender during 1995. The Title I program was established by Title I of the National Housing Act of 1934. Loans made under the Title I program are 90% guaranteed by the United States Department of Housing and Urban Development ("HUD"). In addition, CambridgeBanc offers conventional loans to certain qualified borrowers under Title I "look-alike" programs that in some case permit the loan proceeds to be used for purposes other than home improvements. In addition to the FHA Title I license, CambridgeBanc will have to apply for licenses to operate under the banking laws of each State in which this business chooses to operate. CambridgeBanc is currently authorized to operate under the banking laws of South Carolina and North Carolina. There can be no assurance that any such additional licenses may be obtained on a timely basis or at all. In addition, the new business would be subject to ongoing monitoring by regulatory authorities and the failure to comply with applicable regulations could result in the forfeiture of licenses on which the business is dependent.

         The consumer finance market is highly competitive and fragmented. CambridgeBanc competes with a number of finance companies that provide financing to individuals who may not qualify for traditional financing, as well as established home improvement lenders, other Title I lenders, existing mortgage brokers and bankers that offer multi-purpose second mortgages. To a lesser extent, CambridgeBanc competes with commercial banks, savings and loan associations, credit unions, insurance companies, and captive finance arms of major manufacturing companies that may apply more traditional lending criteria. Many of these competitors or potential competitors are substantially larger and have significantly greater capital, experience and other resources than the Company.

         Home improvement loan volume tracks the seasonality of home improvement contract work. Volume tends to build during the spring and early summer months. A decline is typically experienced in late summer and early fall until temperatures begin to drop. This change in seasons precipitates the need for new siding, window and insulation contracts. Peak volume is experienced in November and early December and declines dramatically from the holiday season through the winter months. Debt consolidation and home equity loan volume are not impacted by seasonal climate changes and, with the exclusion of the holiday season, tend to be stable throughout the year.

         CambridgeBanc will attempt to sell, without recourse, all of its loans on the secondary market to a licensed Title I wholesale buyer. CambridgeBanc does not have the capital that would be necessary to make a significant volume of loans unless it is able promptly to sell its loans on the secondary market. There can be no assurance that the secondary market for loans will be available. Adverse changes in the secondary market could impair the CambridgeBanc's ability to originate and sell loans on a favorable or timely basis. Delays in the sale of a loan pool beyond a quarter-end could result in losses for such quarter. If CambridgeBanc is unable to sell its loans on the secondary market, its growth could be materially impaired and its results of operations and financial condition could be materially adversely affected. See Liquidity and Capital Resources - Capital Requirements for New Business.

         A substantial portion of CambridgeBanc's business is dependent on the continuation of the Title I Loan program, which is federally funded. The Title I Loan program provides that qualifying loans are eligible for FHA insurance. In August of 1995, bills were introduced in both houses of the United States Congress that would, among other things, abolish HUD, reduce federal spending for housing and community development activities and eliminate the Title I Loan program. Other changes to HUD have been proposed, which, if adopted, could adversely affect the operation of the Title I Loan program. Discontinuation of or a significant reduction in the Title I Loan program or CambridgeBanc's authority to originate loans under the Title I Loan program would have a material adverse effect on CambridgeBanc's planned new business.

                 Payment of Dissenting shareholders

         At the annual meeting of the Company's shareholders held on January 17, 1995, the Company received shareholder approval of its plan to sell substantially all its assets. The holders of an aggregate of 100,823 shares of Common Stock dissented from the Sale of Assets Plan, endorsed and returned their shares of the Company's common stock to the Company and demanded payment of the "fair value" of their shares of the Company's common stock, plus interest pursuant to North Carolina law. The Company determined the "fair value" of these shares to be $.21 per share and accordingly made an offer of $.21 per share plus 8% interest from July 29, 1994, (the date of the announcement of the Sale of Assets Plan) to the dissenting shareholders. Shareholders holding an aggregate of 98,470 shares of the Company's common stock accepted the Company's offer. The Company paid the dissenting shareholders who accepted its offer for their shares of the Company's common stock in accordance with North Carolina law. The time for accepting the offer under North Carolina law has now expired.

Liquidity and Capital Resources

                 Anticipated Liquidity Requirements

         As discussed below under "Cash and Cash Equivalents" and "Debt Arrangements," the Company has substantial cash liquidity and, although there can be no assurance in this regard, anticipates that such capital resources will be sufficient to enable the Company to pay ordinary expenses expected to arise for the remainder of fiscal 1997.

          In addition, the Company will continue to incur legal expenses relating to its contingent liabilities. The Company plans to continue to attempt to settle its contingent liabilities during fiscal 1997, but it cannot estimate when these will be settled or the ultimate outcome of the lawsuits described above under Item 1 of Part II, "Legal Proceedings" or of any unknown contingencies. There can be no assurance that the Company's cash balances will be sufficient to allow it to meet its recorded liabilities and any known or unknown contingent liabilities. The ultimate outcome of these contingencies is not known. No provision has been made in the accompanying financial statements for any liability which may result from these matters.

                 Cash and Cash Equivalents

         Cash and cash equivalents in the amount of $1,791,000 as of November 30, 1996 included United States treasury bills with a maturity of three months when purchased and having a market value of $1,533,000. Cash in excess of the amounts invested in United States treasury bills is invested as available in a money market account, which may be liquidated by the Company to meet its cash needs on a daily basis. The Company earned $34,000 on its investments during the three months ended November 30, 1996.

                 Debt Arrangements

         During December of 1996, CambridgeBanc executed a warehouse line of credit with a bank in the amount of $500,000 to be used to finance loans made to third parties in connection with its consumer finance business. The loans made are collateral for this line of credit. This line of credit bears interest at the bank's prime rate plus one percent. Under the terms of the loan agreement and an agreement that the Company has executed with CambridgeBanc, CambridgeBanc is required to maintain tangible net worth of at least $500,000. The bank also requires that this tangible net worth include certain specified assets with maturity of five years or less in the amount of $500,000.

                 Capital Requirements for New Business

         During the three months ended November 30, 1996, the Company invested $615,000 in CambridgeBanc, Inc. its newly acquired wholly-owned subsidiary.
The investment was used as follows: acquisition of common stock - $15,000, equipment rental for first year - $18,000, purchase of U. S. Treasury bill - $500,000, purchase of money market account - $25,000 and operating capital of $57,000. The Company also plans to attempt to arrange an additional borrowing facility of up to an additional $500,000 that will be necessary to finance the operations of this business if the finance business grows as planned. Given its cash and cash equivalents position, the Company believes that it has the borrowing capacity to obtain such loans. There can be no assurance, however, that the Company will be able to obtain such loans on satisfactory terms. Failure to obtain such financing could materially and adversely affect the ability of this business to grow.

PART II.  Other information

ITEM 1. Legal Proceedings

         Wiegmann & Rose

                 Environmental Litigation

         On November 18, 1996, Wiegmann & Rose International Corp. ("Wiegmann & Rose"), a wholly-owned subsidiary of the Company, entered into an agreement to settle a lawsuit brought by Triple A Machine Shop, Inc. ("Triple A") relating to environmental contamination on property formerly owned by Wiegmann & Rose and sold to Triple A in 1987. Pursuant to the settlement agreement Wiegmann & Rose paid to Triple A the sum of three hundred thousand ($300,000) dollars in exchange for settlement of the lawsuit as well as Triple A's release of Wiegmann & Rose and the Company from any further liability to Triple A in connection with the property or under the agreement made at the time of sale of the property.

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

                 Insurance

         The Company has contacted its two primary insurance companies relating to the environmental and asbestos claims against Wiegmann & Rose described above. One insurance company has denied coverage with respect to the environmental claims, but the other insurance company has reimbursed the Company for a portion of its defense costs related to the environmental matter under a reservation of rights. The two insurance companies, under a reservation of rights, have reimbursed the Company for substantially all of its defense costs related to the asbestos claims. The Company is communicating with its insurance company with respect to reimbursement of defense costs paid by the Company relating to the environmental claims. The Company is seeking reimbursement of legal fees that have not been previously reimbursed and also reimbursement of the $300,000 settlement discussed above, but there can be no assurance that insurance coverage will be available to reimburse the Company for the remaining legal fees or for the $300,000 settlement.

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

         3.2.1 By-laws of RSI Holdings, Inc., as amended: Incorporated by reference to Exhibit 3.2.1 to the Form S-4.

         3.2.2 Amendment to By-laws of RSI Holdings, Inc.: Incorporated by reference to Exhibit 3.2.2 to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission on October 22, 1996.

         4.1     Specimen of Certificate for RSI Holdings, Inc., common stock:
                 Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

         4.2     See Exhibits 3.1, 3.1.1, 3.2.1, and 3.2.2.

         10.1 Loan Agreement dated December 12 1996 by and among, the Company, CambridgeBanc, Inc. and First Union National Bank, together with related documents (omitting schedules and exhibits). The Company hereby agrees to furnish upon the request of the Commissioner any omitted schedule or exhibit.

         27      Financial Data Schedule (electronic filing only)


         (b)     Reports on Form 8-K

         Registrant filed a Current Report on Form 8-K, dated November 12, 1996, with respect to the purchase of the outstanding common stock of CambridgeBanc, Inc.

         Registrant filed a Current Report on Form 8-K, dated November 25, 1996, with respect to the Settlement Agreement and Release dated as of November 18, 1996 relating to the settlement of the environmental contingent liability of Wiegmann & Rose.

                                   SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           RSI HOLDINGS, INC.
                                    --------------------------------


 January 14, 1997                          /s/ Joe F. Ogburn
------------------                  --------------------------------
     (Date)                                Joe F. Ogburn,
                                    Vice President and Treasurer
                                    (Principal Accounting Officer)