Form 10QSB
period 1997-02-28
RSI HOLDINGS INC
filed 1997-04-14
CIK 853697

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB




        (MARK ONE)

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the Quarterly Period Ended  February 28, 1997 or
                                -----------------
[ ]    Transition Report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the Transition Period From                   to
                               -----------------    ---------------

COMMISSION FILE NUMBER 0-18091

                               RSI HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          NORTH CAROLINA                            56-1200363
----------------------------------           -------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

245 E. Broad Street, Suite A, P. O. Box 6847
Greenville, South Carolina                              29606
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (864) 271-7171
     ----------------------------------------------------------------------
                            Issuer's telephone number


                                 Not Applicable
     -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.   Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 Par Value - 7,895,822 shares outstanding as of April 4, 1997

         Transitional Small Business Disclosure Format (check one):

         Yes         No    X
             -------    -------

                                      INDEX


                               RSI HOLDINGS, INC.




PART I.  FINANCIAL INFORMATION                                         PAGE

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheet -- February 28, 1997       4

         Condensed consolidated statement of operations -- Three
         and six months ended February 28, 1997                          5

         Condensed consolidated statement of cash flows -- Six
         months ended February 28, 1997                                  6

         Condensed consolidated statement of changes in net assets
         in liquidation -- Six months ended February 28, 1996            7

         Notes to condensed consolidated financial statements --
         February 28, 1997                                               8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            11

PART II. OTHER INFORMATION                                              15

Item 1.  Legal Proceedings                                              15

Item 2.  Changes in Securities                                          19

Item 3.  Default                                                        19

Item 4.  Submission of Matters to a Vote of Security Holders            19

Item 5.  Other Information                                              20

Item 6.  Exhibits and Reports on Form 8-K                               20

SIGNATURES                                                              21

                               RSI Holdings, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                                February 28, 1997



Assets

Current Assets:
     Cash                                                        $ 1,623,000
     Prepaid expenses                                                 26,000
     Other current assets                                             11,000
                                                                 -----------
Total current assets                                               1,660,000

Property and equipment
     Cost                                                             39,000
     Less accumulated depreciation                                    23,000
                                                                 -----------
                                                                      16,000

Other assets
     Land and building held for sale, net of
         accumulated depreciation of $301,000                        248,000
     Other                                                            12,000
                                                                 -----------
                                                                     260,000
                                                                 -----------
                                                                 $ 1,936,000
                                                                 ===========

Liabilities and shareholders' equity
Current liabilities:
     Trade accounts payable                                      $    30,000
     Accrued expenses                                                103,000
                                                                 -----------
                                                                     133,000

Deferred compensation                                                143,000

Shareholders' equity:
     Common Stock, $.01 par value - authorized
         25,000,000 shares, issued and outstanding
         7,895,822 shares at February 28, 1997                        79,000
     Excess of paid-in capital over par value                      3,775,000
     Deficit                                                      (2,194,000)
                                                                 -----------
                                                                   1,660,000
                                                                 -----------
                                                                 $ 1,936,000
                                                                 ===========


See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)
                  Three and Six Months ended February 28, 1997


                                                   Three months       Six months
                                                   -----------       -----------
Revenues:
     Origination fees                              $    39,000       $    39,000
     Gain on sale of loans                              10,000            10,000
                                                   -----------       -----------
         Total revenues                            $    49,000       $    49,000


Expenses
     Selling, general and administrative               266,000           411,000
                                                   -----------       -----------
         Loss from operations                         (217,000)         (362,000)

Other income (expense)
     Interest income                                    21,000            55,000
     Rental income on asset held for sale                7,000            14,000
     Interest expense                                   (3,000)           (7,000)
     Cost to settle lawsuit                                             (300,000)
                                                   -----------       -----------
         Total other income (expense)                   25,000          (238,000)
                                                   -----------       -----------
Net loss                                           $  (192,000)      $  (600,000)
                                                   ===========       ===========

Net loss per share                                 $      (.03)      $      (.08)
                                                   ===========       ===========

Weighted average number of shares outstanding        7,895,822         7,934,634
                                                   ===========       ===========



See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                       Six Months ended February 28, 1997


Cash used in operating activities                            $  (578,000)

Investing activities
     Acquisition of outstanding stock of
         CambridgeBanc, Inc. - Note B                            (15,000)
     Purchase of common stock                                    (25,000)
     Organization expense                                        (13,000)
     Purchase of equipment                                        (2,000)
                                                             -----------
Net cash used in investing activities                            (55,000)
                                                             -----------

Financing activities
     Advances under bank lines of credit                         552,000
     Payments on bank line of credit                            (552,000)
                                                             -----------
Net cash provided by financing activities                              0
                                                             -----------
Decrease in cash and cash equivalents                           (633,000)

Cash and cash equivalents at beginning of year                 2,256,000
                                                             -----------
Cash and cash equivalents at end of quarter                  $ 1,623,000
                                                             ===========

See accompanying notes.

                               RSI Holdings, Inc.
                   Condensed Consolidated Statement of Changes
                    in Net Assets in Liquidation (Unaudited)
                       Six months ended February 28, 1996


Net assets in liquidation at beginning of period                    $ 2,143,000

Changes in net assets in liquidation attributed to:
     Decrease in cash and cash equivalents                             (214,000)
     Decrease in trade accounts payable                                   4,000
     Decrease in accrued expenses                                        51,000
     Decrease in estimated costs during remaining period
         of liquidation                                                 195,000
     Decrease in estimated net realizable
         value of accounts receivable                                    (4,000)
                                                                    -----------
Increase in net assets in liquidation                                    32,000
                                                                    -----------
Net assets in liquidation at end of period                          $ 2,175,000
                                                                    ===========


See accompanying notes.
                                        7

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

         The accompanying unaudited condensed consolidated financial statements at February 28, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information under the going concern basis of accounting and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation on the going concern basis have been included. Operating results for the three and six months ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 1996.

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

         In addition to the purchase agreement to acquire the common stock, the Company executed a lease agreement with Emergent Group, Inc. in which the Company paid $18,000 for the use of additional furniture and equipment for one year. These assets were used by CambridgeBanc, Inc. in its previous operations. The newly acquired subsidiary, CambridgeBanc, Inc. executed a sublease agreement to rent for one year from Emergent Group, Inc. the office space that CambridgeBanc, Inc. occupies at $1,757 per month. In March 1997, CambridgeBanc, Inc. changed its name to HomeAdd Financial Corporation.

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

Note C - Shareholders' equity

         The financial statements as of August 31, 1996 included a consolidated statement of net assets in liquidation which presented under the liquidation basis of accounting the net assets that the Company expected to realize at the end of its period of liquidation. The accompanying condensed consolidated balance sheet presents on the going concern basis of accounting the shareholders' equity at February 28, 1997. Below is a reconciliation of the net asset in liquidation at August 31, 1996 to the shareholders' equity at February 28, 1997.

Net assets in liquidation at August 31, 1996            $ 2,285,000

Loss from operations during six months ended
   February 28, 1997                                       (600,000)

Purchase of common stock for the treasury                   (25,000)
                                                        -----------
Shareholders' equity at February 28, 1997               $ 1,660,000
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

         In February 1994, an individual served a complaint against the Company seeking damages in excess of $15,000 for injuries sustained while operating a turf care product sold by the Company. The complaint also named the manufacturer of the product. The manufacturer and its insurance carrier accepted defense of the Company regarding this matter. This case was settled in February 1997 and this case is now resolved in its entirety. The Company did not incur any liability in the settlement of this matter.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

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

         The Company substantially completed its plan to sell substantially all of its assets ("Sale of Assets Plan") during fiscal 1996 and purchased the common stock of a company in the consumer finance business in November 1996. Accordingly, on September 1, 1996, the Company adopted the going concern basis of accounting. The effect of the change from the liquidation basis of accounting to the going concern basis of accounting on net assets of the Company was to reduce the carrying value of the real estate held for sale that is located in Tampa, Florida from its estimated liquidation value of $430,000 to its depreciated cost on September 1, 1996 of $263,000, a decrease in net assets of $167,000; increase prepaid expenses by $15,000 and reduce the liabilities of the Company by the estimated costs during the remaining period of liquidation of $155,000.

                  New Business acquired

         On November 4, 1996, the Company purchased the outstanding common stock of CambridgeBanc, Inc., a small specialized consumer finance business that originates and sells consumer finance receivables, substantially all of which are loans secured by liens on improved property. On March 18, 1997, the name of CambridgeBanc, Inc. was changed to HomeAdd Financial Corporation ("HomeAdd").

         Revenues were $49,000 during the three and six months ended February 28, 1997 and consisted of loan origination fees and gain from the sale of the loans made.

         General and administrative expenses include expenses incurred by HomeAdd of $138,000 and $182,000, respectively, during the three and six months ended February 28, 1997.

         The Company expects that HomeAdd will operate at a loss during fiscal 1997 and 1998, but based on its business plan, currently expects HomeAdd to operate at a modest profit by fiscal 1999. The foregoing is a forward-looking statement and the Company cautions that there can be no assurance that this goal can be achieved. Factors which could cause the Company's results to differ materially from the forward-looking statement include, but are not limited to, lower origination volume due to market conditions that might affect the appraised values of the property that would be used as collateral in that HomeAdd's business might be reduced if values of the collateral increase and HomeAdd's customers might then qualify for more traditional sources of credit such as banks; adverse consequences of changes in interest rate environment such as increases in rates that might reduce the number of customers that would be willing to execute loans at the higher rates; uncreditworthiness of borrowers and risk of default in that this would adversely affect the ability of the Company to sell its loans; limited operating history of lending operations in that HomeAdd has only had a Title I lending license since November of 1995 and most of its personnel have been employed by HomeAdd since the acquisition by the Company; general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors that might affect the credit rating of its customers in which case HomeAdd would no longer be able to make loans to these customers with reduced credit ratings because HomeAdd would not be able to sell the loans for an amount that would be profitable for HomeAdd; loss of funding sources, particularly since the Company currently only has arrangements for a credit facility with one bank; loss of ability to sell loans since the Company does not have sufficient resources to finance holding a substantial number of loans to their maturity; general lending risks that might result in HomeAdd making uncollectible loans or loans that it would be unable to sell; dependence on Federal programs particularly since bills were introduced in Congress during August of 1995 that would, in addition to other things as discussed below, eliminate the Title I Loan program; impact of competition, particularly since most of HomeAdd's competitors or potential competitors are substantially larger and have significantly greater capital, experience and other resources than the Company; regulation of lending activities in that HomeAdd, in addition to the FHA Title I license discussed below, operates under the banking laws of each State in which this business chooses to operate; changes in the regulatory environment in that both the Federal government and each State in which HomeAdd operates might make changes in the regulations under which HomeAdd operates at any time; and dependence on key executives, particularly since HomeAdd and the Company have a limited number of personnel.

         As of April 1, 1997, HomeAdd had seven employees. The initial office in Greenville, South Carolina includes sales, underwriting and administrative personnel. An additional sales office in Charlotte, North Carolina opened on April 1, 1997. If the Company is successful in the origination and resale of consumer loans, the Company plans to open additional sales offices to target certain major metropolitan areas of the Carolinas and southeastern United States during fiscal 1998. Each sales office would be staffed by a loan closer. Additional personnel will be added when and if the volume of loans increases to a level that requires the additional personnel. If HomeAdd achieves its budgeted operating results, the Company estimates that the new business would have approximately 8 to 10 employees by August 31, 1997. There is no assurance, however, that this goal can be accomplished.

         HomeAdd is now offering Title I home improvement loans ("Title I Loans") under the Title I program administrated by the Federal Housing Administration ("FHA"). HomeAdd was approved by FHA as a Title I lender during 1995. The Title I program was established by Title I of the National Housing Act of 1934. Loans made under the Title I program are 90% guaranteed by the United States Department of Housing and Urban Development ("HUD"). In addition, HomeAdd offers high loan-to-value loans ("HLTV Loans") to certain qualified borrowers that in some case permit the loan proceeds to be used for purposes other than home improvements. In addition to the FHA Title I license, HomeAdd will have to apply for licenses to operate under the banking laws of each State in which this business chooses to operate. HomeAdd is currently authorized to operate under the banking laws of South Carolina and North Carolina. There can be no assurance that any such additional licenses may be obtained on a timely basis or at all. In addition, the new business is subject to ongoing monitoring by regulatory authorities and the failure to comply with applicable regulations could result in the forfeiture of licenses on which the business is dependent.

         Through HomeAdd, the Company intends to continue offering Title I loans as well as HLTV Loans that permit the loan proceeds to be used for purposes other than home improvements. The Company sells all its loans on a non recourse basis in the secondary market. The Company's credit guidelines for this product meet the underwriting criteria of the current purchasing investors. During the three months ended February 28, 1997, the Company made loans aggregating $599,000 of which $36,000 were made under the Title I Loan program and $563,000 were made under the HLTV Loan program. All of the loans were sold on a non recourse basis in the secondary market during the three months ended February 28, 1997. The non recourse basis means that the Company represents that loans were properly documented and made in accordance with applicable lending criteria, but that the purchaser of the loans assumes the full credit risk.

         The consumer finance market is highly competitive and fragmented. HomeAdd competes with a number of finance companies that provide financing to individuals who may not qualify for traditional financing, as well as established home improvement lenders, other Title I lenders, existing mortgage brokers and bankers that offer multi-purpose second mortgages. To a lesser extent, HomeAdd competes with commercial banks, savings and loan associations, credit unions, insurance companies, and captive finance arms of major manufacturing companies that may apply more traditional lending criteria. Most of these competitors or potential competitors are substantially larger and have significantly greater capital, experience and other resources than the Company.

         Home improvement loan volume generally tracks the seasonality of home improvement contract work. Volume tends to build during the spring and early summer months. A decline is typically experienced in late summer and early fall until temperatures begin to drop. This change in seasons precipitates the need for new siding, window and insulation contracts. Peak volume is experienced in November and early December and declines dramatically from the holiday season through the winter months. Debt consolidation and home equity loan volume generally are not materially impacted by seasonal climate changes and, with the exclusion of the holiday season, tend to be stable throughout the year.

         HomeAdd attempts to sell, without recourse, all of its loans on the secondary market to a licensed Title I wholesale buyer. HomeAdd does not have the capital that would be necessary to make a significant volume of loans unless it is able promptly to sell its loans on the secondary market. There can be no assurance that the secondary market for loans will continue to be available to HomeAdd. Adverse changes in the secondary market could impair HomeAdd's ability to originate and sell loans on a favorable or timely basis. Delays in the sale of a loan pool beyond a quarter-end could result in losses for such quarter. If HomeAdd is unable to sell its loans on the secondary market, its growth could be materially impaired and its results of operations and financial condition could be materially adversely affected. See Liquidity and Capital Resources - Capital Requirements for HomeAdd.

         A substantial portion of HomeAdd's business is dependent on the continuation of the Title I Loan program, which is federally funded. The Title I Loan program provides that qualifying loans are eligible for FHA insurance. In August of 1995, bills were introduced in both houses of the United States Congress that would, among other things, abolish HUD, reduce federal spending for housing and community development activities and eliminate the Title I Loan program. Other changes to HUD have been proposed, which, if adopted, could materially and adversely affect the operation of the Title I Loan program. Discontinuation of or a significant reduction in the Title I Loan program or HomeAdd's authority to originate loans under the Title I Loan program would have a material adverse effect on HomeAdd's business.

Liquidity and Capital Resources

                  Anticipated Liquidity Requirements

         As discussed below under "Cash and Cash Equivalents" and "Debt Arrangements," the Company currently has substantial cash liquidity and, although there can be no assurance in this regard, anticipates that such capital resources will be sufficient to enable the Company to pay ordinary expenses expected to arise for the remainder of fiscal 1997.

          In addition to its ordinary expenses, the Company will continue to incur legal expenses relating to its contingent liabilities. The Company plans to continue to attempt to settle its contingent liabilities during fiscal 1997, but it cannot estimate when these will be settled or the ultimate outcome of the lawsuits described below under Item 1 of Part II, "Legal Proceedings" or of any unknown contingencies. There can be no assurance that the Company's cash balances will be sufficient to allow it to meet its recorded liabilities and any known or unknown contingent liabilities. The ultimate outcome of these contingencies is not known. No provision has been made in the accompanying financial statements for any liability that may result from these matters.

                  Fiscal Year 1997 Activities

         During fiscal 1997, the Company plans to continue with its efforts to sell its office and warehouse facility in Tampa, Florida. Proceeds from the sale of the Tampa facility will be applied first to the payment of expenses related to the sale, next to pay or make provisions for the payment of contingent liabilities of the Company as they are quantified, and any remaining proceeds will be used for working capital. Since the amount required to settle the contingent liabilities cannot be determined, there is no assurance that the Company's proceeds from the sale of its remaining assets will be sufficient to cover these expenses.

         The Company currently intends to use the assets, if any, remaining after the payment or provision for payment of the foregoing items to provide the operating capital necessary for the operations of HomeAdd.

             Cash and Cash Equivalents

         Cash and cash equivalents in the amount of $1,623,000 as of February 28, 1997 included United States treasury bills with a maturity of three months when purchased and having a market value of $1,413,000. Cash in excess of the amounts invested in United States treasury bills is invested as available in a money market account, which may be liquidated by the Company to meet its cash needs on a daily basis. The Company earned $54,000 on its investments during the six months ended February 28, 1997.

                  Debt Arrangements

         During December of 1996, HomeAdd executed a warehouse line of credit with a bank in the amount of $500,000 that is used to finance loans made to third parties in connection with its consumer finance business. The loans made by HomeAdd are collateral for this line of credit. This line of credit bears interest at the bank's prime rate plus one percent. Under the terms of the loan agreement and an agreement that the Company has executed with HomeAdd, HomeAdd is required to maintain tangible net worth of at least $500,000. The bank also requires that this tangible net worth include certain specified assets with maturity of five years or less in the amount of $500,000.

                  Capital Requirements for HomeAdd

         During the six months ended February 28, 1997, the Company invested $700,000 in HomeAdd. The investment was used as follows: acquisition of common stock - $15,000, equipment rental for first year - $18,000, purchase of U. S. Treasury bill - $500,000, purchase of money market account - $25,000 and operating capital of $142,000. The Company has reevaluated its previous plans to attempt to arrange an additional borrowing facility of up to an additional $500,000. Given its cash and cash equivalents position, the Company now believes that it has the capacity to provide the additional capital that will be required by HomeAdd during fiscal 1997. If and when HomeAdd's operations grow, it will need external sources of capital.

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

         This suit seeks indemnification for payments made or to be made by Holiday Inns, Inc., as the guarantor, to the lessor for obligations under a land lease agreement allegedly in default. The lease agreement was commenced in 1967 and has a term of ninety-nine years. The lessor under the lease agreement was originally Fernandina Contractors, Inc., and by assignment is currently Sam Spevak. Holiday Inns, Inc. was the original lessee under the lease agreement. Payments under the lease agreement are the greater of $24,000 annually (as adjusted by the consumer price index) or the highest average annual payments during any five-year period during the first twenty (20) years of the lease, using a percentage of income formula.

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

         During the first quarter of fiscal 1996, the Company reported a cross-claim filed by Mr. Donald Roberts against all assignees of W. M. R., Inc., including RSI Corporation and Sparjax Corporation. Mr. Roberts was an individual guarantor of W. M. R., Inc.'s obligations under the land lease. Counsel for RSI Corporation and Sparjax Corporation have moved to dismiss Mr. Roberts' cross-claims and the court has granted these motions, without prejudice. Counsel for Sparjax Corporation and RSI Corporation have informed the Company that the cross-claims do not raise any new substantive issues, but merely seek indemnification from all assignees in the event that Mr. Roberts is required to pay Holiday Inns, Inc. on his individual guaranty.

         On December 16, 1996, Sam Spevak filed a Fifth Amended Complaint and Demand for Jury Trial against Holiday Inns, Inc. Sam Spevak's counsel has alleged in the Fifth Amended Complaint that effective January 1996, the monthly minimum rent under the lease is $5,595.85.

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

         On February 4, 1994, a Mr. Everette Moncur and Edwina Moncur, his wife, served a complaint against the Company in the 17th Judicial Circuit Court, Broward County, Florida seeking damages in excess of $15,000 for injuries sustained while operating a turf care product sold by the Company. The complaint also named the manufacturer of the product. The manufacturer and its insurance carrier accepted defense of the Company regarding this matter. This case was settled in February 1997 and this case is now resolved in its entirety. The Company did not incur any liability in the settlement of this matter.

ITEM 2.   CHANGES IN SECURITIES*

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES*

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarizes the votes at the Annual Meeting of the Company's shareholders held on January 18, 1997.

                                                                                   Broker
     Matter                    For        Against      Withheld     Abstentions   Nonvotes
     -------                   ----       -------      --------     -----------   --------
Election of
Directors

C. C. Guy                    7,322,339         0         9,682           0           0
Buck Mickel                  7,322,339         0         9,682           0           0
Charles M. Bolt              7,322,339         0         9,682           0           0

Ratification of
appointment of
Ernst & Young LLP
Independent auditors
for fiscal 1997              7,328,808     2,442             0         771           0

ITEM 5.  OTHER INFORMATION*

*Items 2, 3, and 5 are not presented as they are not applicable or the information required thereunder is substantially the same as information previously reported.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Listing of Exhibits

                  27       Financial Data Schedule (electronic filing only)


         (b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the second quarter ended February 28, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   RSI HOLDINGS, INC.
                                               --------------------------



 April 14, 1997                                     /s/ Joe F. Ogburn
----------------                               ------------------------------
     (Date)                                            Joe F. Ogburn,
                                                Vice President and Treasurer
                                               (Principal Accounting Officer)