Form 10QSB
period 1997-05-31
RSI HOLDINGS INC
filed 1997-07-14
CIK 853697

                    U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                 FORM 10 - QSB




     (MARK ONE)

 X    Quarterly Report pursuant to Section 13 or 15 (d) of the
---   Securities Exchange Act of 1934

For the Quarterly Period Ended  May 31, 1997 or
                                ---------------
      Transition Report pursuant to Section 13 or 15 (d) of the
---   Securities Exchange Act of 1934

For the Transition Period From                 to
                                --------------    ---------------
COMMISSION FILE NUMBER 0-18091

                               RSI HOLDINGS, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              NORTH CAROLINA                           56-1200363
----------------------------------           -------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification No.)


245 E. Broad Street, Suite A, P. O. Box 6847
Greenville, South Carolina                                 29606
--------------------------------------------------------------------------
                 (Address of principal executive offices)

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

Common Stock, $.01 Par Value - 7,900,822 shares outstanding as of June
27, 1997

Transitional Small Business Disclosure Format (check one):
Yes         No    X
    -------    -------

                                     INDEX


                               RSI HOLDINGS, INC.




PART I.  FINANCIAL INFORMATION                                       PAGE

Item 1.  Financial Statements (Unaudited)


         Condensed consolidated balance sheet -- May 31, 1997          4

         Condensed consolidated statement of operations -- Three
         and nine months ended May 31, 1997                            5

         Condensed consolidated statement of cash flows -- Nine
         months ended May 31, 1997                                     6

         Condensed consolidated statement of changes in net assets
         in liquidation -- Nine months ended May 31, 1996              7

         Notes to condensed consolidated financial statements --
         May 31, 1997                                                  8

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   11

       PART II. OTHER INFORMATION                                     15

       Item 1.  Legal Proceedings                                     15

       Item 2.  Changes in Securities                                 19

       Item 3.  Default                                               19

       Item 4.  Submission of Matters to a Vote of Security Holders   19

       Item 5.  Other Information                                     19

       Item 6.  Exhibits and Reports on Form 8-K                      19

       SIGNATURES                                                     20

                               RSI Holdings, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                                  May 31, 1997



Assets

Current Assets:
   Cash                                                     $   950,000
   U. S. Treasury bill                                          502,000
   Mortgage loans held for sale                                 104,000
   Prepaid expenses                                              17,000
   Other current assets                                          10,000
                                                            -----------
Total current assets                                          1,583,000

Property and equipment
   Cost                                                          55,000
   Less accumulated depreciation                                 24,000
                                                            -----------
                                                                 31,000
Other assets
   Land and building held for sale, net of
      accumulated depreciation of $301,000                      248,000
   Other                                                         11,000
                                                            -----------
                                                                259,000
                                                            -----------
                                                            $ 1,873,000
                                                            ===========
Liabilities and shareholders' equity
Current liabilities:
   Trade accounts payable                                   $    29,000
   Accrued expenses                                              99,000
   Borrowings under line of credit                               76,000
                                                            -----------
                                                                204,000
Deferred compensation                                           129,000

Shareholders' equity:
   Common Stock, $.01 par value-authorized
      25,000,000 shares, issued and outstanding
      7,895,822 shares at May 31, 1997                           79,000
   Excess of paid-in capital over par value                   3,775,000
   Deficit                                                   (2,314,000)
                                                            -----------
                                                              1,540,000
                                                            -----------
                                                            $ 1,873,000
                                                            ===========




See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)
                    Three and Nine Months ended May 31, 1997



                                                   Three months  Nine months
                                                   ------------  -----------

    Revenues:
       Origination fees                              $   87,000  $   126,000
       Gain on sale of loans                             23,000       33,000
                                                     ----------  -----------
          Total revenues                             $  110,000  $   159,000


    Expenses
       Selling, general and administrative              254,000      665,000
                                                     ----------  -----------
          Loss from operations                         (144,000)    (506,000)

    Other income (expense)
       Interest income                                   21,000       76,000
       Rental income on asset held for sale               8,000       22,000
       Interest expense                                  (5,000)     (12,000)
       Cost to settle lawsuit                                       (300,000)
                                                     ----------  -----------
          Total other income (expense)                   24,000     (214,000)
                                                     ----------  -----------
    Net loss                                         $ (120,000) $  (720,000)
                                                     ==========  ===========

    Net loss per share                               $     (.02) $      (.09)
                                                     ==========  ===========

    Weighted average number of shares outstanding     7,895,822    7,921,554
                                                     ==========  ===========












See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                         Nine Months ended May 31, 1997




Cash used in operating activities                       $  (809,000)

Investing activities
   Purchase of U. S. Treasury bill                         (502,000)
   Acquisition of outstanding stock of
      HomeAdd Financial Corporation - Note B                (15,000)
   Purchase of common stock                                 (25,000)
   Organization expense                                     (13,000)
   Purchase of equipment                                    (18,000)
                                                        -----------
Net cash used in investing activities                      (573,000)
                                                        -----------

Financing activities
   Advances under bank line of credit                     1,655,000
   Payments on bank line of credit                       (1,579,000)
                                                        -----------
Net cash provided by financing activities                    76,000
                                                        -----------
Decrease in cash and cash equivalents                    (1,306,000)

Cash and cash equivalents at beginning of year            2,256,000
                                                        -----------
Cash and cash equivalents at end of quarter             $   950,000
                                                        ===========










See accompanying notes.

                               RSI Holdings, Inc.
                  Condensed Consolidated Statement of Changes
                    in Net Assets in Liquidation (Unaudited)
                         Nine months ended May 31, 1996





Net assets in liquidation at beginning of period                  $2,143,000

Changes in net assets in liquidation attributed to:
   Decrease in cash and cash equivalents                            (293,000)
   Decrease in trade accounts payable                                  4,000
   Decrease in accrued expenses                                       69,000
   Decrease in estimated costs during remaining period
      of liquidation                                                 300,000
   Increase in estimated net realizable
      value of accounts receivable                                    32,000
                                                                  ----------
Increase in net assets in liquidation                                112,000
                                                                  ----------
Net assets in liquidation at end of period                        $2,255,000
                                                                  ==========














See accompanying notes.
                                       7

RSI Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

       RSI Holdings, Inc., (the "Company") ceased all of its former business operations during August of 1994 and since that time has been actively seeking to sell substantially all of the assets of its former business. Concurrent with the decision to cease all of its former business operations, the Company adopted the liquidation basis of accounting. Generally accepted accounting principles for the liquidation basis of accounting required that assets be valued at their estimated net realizable value and liabilities be presented at their estimated settlement amounts and also include estimated costs associated with carrying out the liquidation. The Company's financial statements were prepared under the liquidation basis of accounting through August 31, 1996.

       During fiscal 1996, the Company substantially completed the sale of its assets and during November of 1996 acquired the outstanding common stock of a consumer finance company. Accordingly, effective September 1, 1996 the Company adopted the going concern basis of accounting.

       The accompanying unaudited condensed consolidated financial statements at May 31, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information under the going concern basis of accounting and with the instructions to Form 10 - QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation on the going concern basis have been included. Operating results for the three and nine months ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10 - KSB for the year ended August 31, 1996.

Note B - Acquisition

       On November 4, 1996, the Company purchased for cash all of the outstanding common stock of CambridgeBanc, Inc. from Emergent Group, Inc. for the total purchase price of $15,000. The assets that were owned by CambridgeBanc, Inc. consisted of furniture and equipment that the Company believes had a fair value of $15,000. In addition to the purchase agreement to acquire the common stock, the Company executed a lease agreement with Emergent Group, Inc. in which the Company paid $18,000 for the use of additional furniture and equipment for one year. These assets were used by CambridgeBanc, Inc. in its previous operations. The newly acquired subsidiary, CambridgeBanc, Inc. executed a sublease agreement to rent for one year from Emergent Group, Inc. the office space that it occupies at $1,757 per month.

       In March 1997, CambridgeBanc, Inc. changed its name to HomeAdd Financial Corporation ("HomeAdd"). Through HomeAdd, the Company now is engaging in the business of originating and selling home improvement and other loans secured by liens on improved property.

Note C - Shareholders' equity

       The financial statements as of August 31, 1996 included a consolidated statement of net assets in liquidation which presented under the liquidation basis of accounting the net assets that the Company expected to realize at the end of its period of liquidation. The accompanying condensed consolidated balance sheet presents on the going concern basis of accounting the shareholders' equity at May 31, 1997. Below is a reconciliation of the net assets in liquidation at August 31, 1996 to the shareholders' equity at May 31, 1997.


Net assets in liquidation at August 31, 1996      $2,285,000

Loss from operations during nine months ended
         May 31, 1997                               (720,000)

Purchase of common stock for the treasury           ( 25,000)
                                                  ----------
Shareholders' equity at May 31, 1997              $1,540,000
                                                  ==========


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

       Wiegmann & Rose has also been sued, along with several other defendants, in seven personal injury asbestos suits. Although Wiegmann & Rose has been dismissed without prejudice in each of the seven suits, Wiegmann could be brought back into the litigation in five of these seven dismissed cases. As to the substantive nature of the asbestos claims, the Company believes substantial defenses would be available and for that reason the Company has been successful in having all seven of these filed actions dismissed without prejudice as against Wiegmann & Rose. No provisions have been made in the accompanying financial statements for any liability that may result from this matter.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

              Adjustment from Liquidation Basis to Going Concern Basis

       Because the Company decided in 1994 that it should cease its existing business operations and sell substantially all of its operating assets, the Company reported its financial position on the liquidation basis of accounting during the years ended August 31, 1994 through August 31, 1996. In the liquidation basis of accounting, assets were valued at their net realizable value (rather than at their net historical cost), and liabilities included estimated costs associated with carrying out the sale of substantially all of the assets of the Company.

       The Company substantially completed its plan to sell substantially all of its assets ("Sale of Assets Plan") during fiscal 1996 and purchased the common stock of a company in the consumer finance business in November 1996. Accordingly, on September 1, 1996, the Company adopted the going concern basis of accounting. The effect of the change from the liquidation basis of accounting to the going concern basis of accounting on net assets of the Company was to reduce the carrying value of the real estate held for sale that is located in Tampa, Florida from its estimated liquidation value of $430,000 to its depreciated cost on September 1, 1996 of $263,000, a decrease in net assets of $167,000; increase prepaid expenses by $15,000 and reduce the recorded liabilities of the Company by the estimated costs during the remaining period of liquidation of $155,000.

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

       Revenues were $110,000 and $159,000, respectively, during the three and nine months ended May 31, 1997 and consisted of loan origination fees and gain from the sale of the loans made.

       General and administrative expenses include expenses incurred by HomeAdd of $212,000 and $394,000, respectively, during the three and nine months ended May 31, 1997.

       The Company expects that HomeAdd will operate at a loss during fiscal 1997 and 1998, but based on its business plan, currently expects HomeAdd to operate at a modest profit by fiscal 1999. The foregoing is a forward-looking statement and the Company cautions that there can be no assurance that this goal can be achieved. Factors that could cause the Company's results to differ materially from the forward-looking statement include, but are not limited to, lower origination volume due to market conditions that might affect the appraised values of the property that would be used as collateral in that HomeAdd's business might be reduced if values of the collateral increase and HomeAdd's customers might then qualify for more traditional sources of credit such as banks; adverse consequences of changes in interest rate environment such as increases in rates that might reduce the number of customers who would be willing to execute loans at the higher rates; inability of borrowers to obtain credit and risk of default in that increases in the default rate could adversely affect the ability of the Company to sell its loans in the secondary market; limited operating history of lending operations in that HomeAdd has only had a Title I lending license since November of 1995 and most of its personnel have been employed by HomeAdd since the acquisition by the Company; general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors that might affect the credit rating of its customers in which case HomeAdd would no longer be able to make loans to these customers with reduced credit ratings because HomeAdd would not be able to sell the loans for an amount that would be profitable for HomeAdd; loss of funding sources, particularly since the Company currently only has arrangements for a credit facility with one bank; loss of ability to sell loans in the secondary market since the Company does not have sufficient resources to finance holding a substantial number of loans to their maturity; general lending risks that might result in HomeAdd making uncollectible loans or loans that it would be unable to sell in the secondary market; dependence on Federal programs particularly since bills were introduced in Congress during August of 1995 that would, in addition to other things as discussed below, eliminate the Title I Loan program; impact of competition, particularly since most of HomeAdd's competitors or potential competitors are substantially larger and have significantly greater capital, experience and other resources than the Company; regulation of lending activities in that HomeAdd, in addition to the FHA Title I license discussed below, operates under the banking laws of each State in which this business chooses to operate; changes in the regulatory environment in that both the Federal government and each State in which HomeAdd operates might make changes in the regulations under which HomeAdd operates at any time; and dependence on key executives, particularly since HomeAdd and the Company have a limited number of personnel.

       As of June 1, 1997, HomeAdd had nine employees. The initial office in Greenville, South Carolina includes sales, underwriting and administrative personnel. An additional sales office in Charlotte, North Carolina opened on April 1, 1997. If the Company is successful in the origination and resale of consumer loans, the Company plans to open additional sales offices to target certain major metropolitan areas of the Carolinas and southeastern United States during fiscal 1998. Each sales office would be staffed by a loan closer. Additional personnel will be added when and if the volume of loans increases to a level that requires the additional personnel. If HomeAdd achieves its budgeted operating results, the Company estimates that HomeAdd would have approximately 11 employees by August 31, 1997. There is no assurance, however, that this goal can be accomplished.

       HomeAdd is now offering Title I home improvement loans ("Title I Loans") under the Title I program administrated by the Federal Housing Administration ("FHA"). HomeAdd was approved by FHA as a Title I lender during 1995. The Title I program was established by Title I of the National Housing Act of
1934. Loans made under the Title I program are 90% guaranteed by the United States Department of Housing and Urban Development ("HUD"). In addition, HomeAdd offers high loan-to-value loans ("HLTV Loans") to certain qualified borrowers that in some cases permit the loan proceeds to be used for purposes
other than home improvements.   In addition to the FHA Title I license, HomeAdd
will have to apply for licenses to operate under the banking laws of each State in which this business chooses to operate. HomeAdd is currently authorized to operate under the consumer finance laws of South Carolina and

North Carolina. There can be no assurance that any such additional licenses may be obtained on a timely basis or at all. In addition, HomeAdd is subject to ongoing monitoring by regulatory authorities and the failure to comply with applicable regulations could result in the forfeiture of licenses on which the business is dependent.

       Through HomeAdd, the Company intends to continue offering Title I loans as well as HLTV Loans that permit the loan proceeds to be used for purposes other than home improvements. The Company sells all its loans on a non recourse basis in the secondary market. The Company's credit guidelines for this product meet the underwriting criteria of the current purchasing investors in all material respects. During the nine months ended May 31, 1997, the Company made loans aggregating $1,802,000 of which $104,000 were made under the Title I Loan program and $1,698,000 were made under the HLTV Loan program. All of the loans were sold on a non recourse basis in the secondary market($104,000 of these were sold during June of 1997). The non recourse basis means that the Company represents that loans were properly documented and made in accordance with applicable lending criteria, but that the purchaser of the loans assumes the full credit risk.

       The consumer finance market is highly competitive and fragmented. HomeAdd competes with a number of finance companies that provide financing to individuals who may not qualify for traditional financing, as well as established home improvement lenders, other Title I lenders, existing mortgage brokers and banks that offer multi-purpose second mortgages. To a lesser extent, HomeAdd competes with commercial banks, savings and loan associations, credit unions, insurance companies, and captive finance arms of major manufacturing companies that may apply more traditional lending criteria. Most of these competitors or potential competitors are substantially larger and have significantly greater capital, experience and other resources than the Company.

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

       HomeAdd attempts to sell, without recourse, all of its loans on the secondary market to a licensed Title I wholesale buyer. HomeAdd does not have the capital that would be necessary to make a significant volume of loans unless it is able promptly to sell its loans on the secondary market. There can be no assurance that the secondary market for loans will continue to be available to HomeAdd. Adverse changes in the secondary market could impair HomeAdd's ability to originate and sell loans on a favorable or timely basis. Delays in the sale of a loan pool beyond a quarter-end could result in increased losses for such quarter. If HomeAdd is unable to sell its loans on the secondary market, its growth could be materially impaired and its results of operations and financial condition could be materially adversely affected. See Liquidity and Capital Resources - Capital Requirements.

       A substantial portion of the revenues of HomeAdd's business plan is dependent on the continuation of the Title I Loan program, which is federally funded. The Title I Loan program provides that qualifying loans are eligible for FHA insurance. In August of 1995, bills were introduced in both houses of the United States Congress that would, among other things, abolish HUD, reduce federal spending for housing and community development activities and eliminate the Title I Loan program. Other changes to HUD have been proposed, which, if adopted, could materially and adversely affect the operation of the Title I Loan program. Discontinuation of or a significant reduction in the Title I Loan program or HomeAdd's authority to originate loans under the Title I Loan program would have a material adverse effect on the ability of HomeAdd to carry out its business plan.

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

       In addition to its ordinary expenses, the Company will continue to incur legal expenses relating to its contingent liabilities. The Company plans to continue to attempt to settle its contingent liabilities, but it cannot estimate when these may be settled or the ultimate outcome of the lawsuits described below under Item 1 of Part II, "Legal Proceedings" or of any unknown contingencies. There can be no assurance that the Company's cash balances will be sufficient to allow it to meet its recorded liabilities and any known or unknown contingent liabilities. The ultimate outcome of these contingencies is not known. No provision has been made in the accompanying financial statements for any liability that may result from these matters.

              Fiscal Year 1997 Activities

       The Company has executed a contract to sell its office and warehouse facility in Tampa, Florida for $425,000, less certain selling expenses, during August of 1997. The Company has agreed to finance $75,000 of this sales price over ten years and will hold a second mortgage on the Tampa property bearing interest at 8.5% interest. Proceeds from the sale of the Tampa facility will be applied first to the payment of expenses related to the sale, and any remaining proceeds will be used for working capital.

              Cash and Cash Equivalents

       Cash and cash equivalents in the amount of $950,000 as of May 31, 1997 included United States treasury bills with a maturity of three months when purchased and having a market value of $856,000. Cash in excess of the amounts invested in United States treasury bills is invested as available in a money market account, which may be liquidated by the Company to meet its cash needs on a daily basis. The Company earned $73,000 on its investments during the nine months ended May 31, 1997.

              U. S. Treasury Bill

       The Company is required as described in the following paragraph to maintain an investment of $500,000. At May 31, 1997, the assets of the

Company included a U. S. Treasury bill with fair market value of $502,000 that matures on November 28, 1997 for $515,000.

              Debt Arrangements

       During December of 1996, HomeAdd executed a warehouse line of credit with a bank in the amount of $500,000 that is used to finance loans made to third parties in connection with its consumer finance business. The loans made by HomeAdd are collateral for this line of credit. At May 31, 1997, the Company's borrowings under this line of credit was $76,000. This line of credit bears interest at the bank's prime rate plus one percent. Under the terms of the loan agreement and an agreement that the Company has executed with HomeAdd, HomeAdd is required to maintain tangible net worth of at least $500,000. The bank also requires that this tangible net worth include certain specified assets with maturity of five years or less in the amount of $500,000.

              Capital Requirements

       During the nine months ended May 31, 1997, the Company invested $840,000 in HomeAdd. The investment was used as follows: acquisition of common stock - $15,000, equipment rental for first year - $18,000, purchase of U. S. Treasury bill - $500,000, purchase of money market account - $25,000 and operating capital of $282,000. Given its cash and cash equivalents position, the Company believes that it has the capacity to provide the additional capital that will be required by HomeAdd during fiscal 1997. If and when HomeAdd's operations grow, it will need external sources of capital. There can be no assurance that such external sources will be available.

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

              Asbestos Litigation

       Wiegmann & Rose is also one of numerous defendants with respect to seven claims for exposure to asbestos, arising in the normal course of business. All seven of these claims have been dismissed without prejudice with respect to Wiegmann & Rose, and the applicable statute of limitations has passed with respect to at least two of the dismissed claims. The dismissed claims are made in the following lawsuits, in each case seeking unspecified damages for injury allegedly due to asbestos exposure: (i) Brophy v. Abex et al. (filed

April 9, 1992), pending in the San Francisco, California Superior Court, seeks damages for wrongful death allegedly due to asbestos exposure. Wiegmann & Rose has been dismissed without prejudice in this action and the applicable statute of limitations has now run, barring any subsequent action by the plaintiff against Wiegmann & Rose. (ii) Canga v. Abex et al. (filed March 18, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. Wiegmann & Rose has been dismissed without prejudice in this action. (iii) Jordison v. Abex et al. (filed January 21,
1994), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice. (iv) Barnes v. Abex et al. (filed December 3, 1993), pending in the San Francisco Superior Court, seeks damages for wrongful death allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice, and the applicable statute of limitation has run, barring any subsequent action by plaintiff against Wiegmann & Rose. (v) Richardson v. Abex et al. (filed August 5, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice. (vi) Sorensen v. Abex et al. (filed July 20, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice. (vii) Hall v. Abex et al. (filed February 25,
1994), pending in the San Francisco Superior Court, seeks damages for personal
injuries allegedly due to asbestos exposure.   The case against Wiegmann & Rose
has been dismissed without prejudice.

       As to the substantive nature of the asbestos claims, the Company believes valid defenses would be available and for that reason the Company has been successful in having all seven of these filed actions dismissed without prejudice against Wiegmann & Rose.

       No actions involving asbestos are currently pending.

              Insurance

       The Company has been reimbursed for substantially all of its defense costs, under a reservation of rights, by its two primary insurance companies relating to the environmental and asbestos claims against Wiegmann & Rose described above. The Company is seeking reimbursement of the $300,000 settlement discussed above, but there can be no assurance that insurance coverage will be available to reimburse the Company for the $300,000 settlement.

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

       RSI Corporation denies any liability to Holiday Inns, Inc. and intends to defend this matter vigorously. Upon a motion of counsel for RSI Corporation, Holiday Inns, Inc.'s claims against RSI Corporation were dismissed without prejudice, but Holiday Inns, Inc. has filed an Amended Complaint to reinstate certain of its claims, and to add a claim for equitable subrogation against RSI Corporation and Sparjax Corporation. Counsel for RSI Corporation and Sparjax Corporation has answered the equitable subrogation claim, and has moved for dismissal with prejudice with respect to the claims that have previously been dismissed.

       The deposition of James "Duke" Williams, a critical witness in the case, has now been taken. Mr. Williams was involved in a contract to assume the lease from Holiday Inns, Inc., which contract was later canceled by Holiday Inns, Inc. The parties are presently scheduling the depositions of other important fact witnesses. These include Mr. Spevak and several of the other officers of Holiday Inns, Inc. who were involved in the negotiations to cancel the lease with Mr. Williams. Although the mediation conference held in January, 1995 was not successful, the Court has required the parties to attend an additional mediation conference which is currently being scheduled. The case has now been set for trial on March 9, 1998. The time allocated for jury trial is ten days. The Company understands from counsel for Holiday Inns, Inc. that Holiday Inns, Inc. and Sam Spevak are in active settlement discussions. The Company will attempt to be part of any settlement. There is no assurance that any settlement will occur or that the Company will be able to resolve this matter in a satisfactory manner.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Listing of Exhibits

     27  Financial Data Schedule (electronic filing only)

     (b) Reports on Form 8-K

       There were no reports on Form 8-K filed during the third quarter ended May 31, 1997.

                                   SIGNATURES








In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               RSI HOLDINGS, INC.
                                            --------------------------



July 14, 1997                               /s/ Joe F. Ogburn
-------------                               ------------------------------
   (Date)                                        Joe F. Ogburn,
                                            Vice President and Treasurer
                                            (Principal Accounting Officer)