Form 10KSB40
period 1997-08-31
RSI HOLDINGS INC
filed 1997-11-25
CIK 853697

                                  UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 1997



    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         COMMISSION FILE NUMBER: 0-18091


                               RSI HOLDINGS, INC.
                 (Name of small business issuer in its charter)

         North Carolina                                     56-1200363
(State or other jurisdiction of                        (I. R. S. Employer
incorporation or organization)                         Identification No.)

           Post Office Box 6847, Greenville, South Carolina   29606
               (Address of principal executive offices)     (Zip Code)

Issuer's telephone number (864) 271-7171

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

                  The issuer's revenues from operations during fiscal year 1997 were $270,000.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates as of November 12, 1997 was $2,561,882.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 18, 1997

         Common Stock, par value                   7,900,822 shares outstanding
         $.01 per share

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the annual shareholders' meeting currently scheduled to be held on January 15, 1998, are incorporated by reference into Part III.

         Transitional Small Business Disclosure Format: Yes    No  X

PART I.

Item 1. Description of Business

         RSI Holdings, Inc. (the "Company") was incorporated in North Carolina in 1978 and until July of 1994 was engaged in the sale of turf care equipment and supplies. The Company had three wholly-owned subsidiaries, RSI Holdings of Florida, Inc. ("RSI Florida"), Sunbelt Distributors, Inc. ("Sunbelt"), and Wiegmann & Rose International Corp. ("Wiegmann & Rose"). In July 1994, its primary supplier notified the Company that it would no longer be authorized to sell its products. As a result, the Company ceased substantially all of its existing business operations by August 31, 1994 and during the fiscal years ended August 31, 1995 and 1996 the Company and its wholly-owned subsidiaries completed the sale of substantially all of its assets.

         On November 4, 1996, the Company purchased the outstanding common stock of CambridgeBanc, Inc., a small specialized consumer finance business that originates and sells consumer finance receivables, substantially all of which are loans secured by liens on improved property. On March 18, 1997, the name of CambridgeBanc, Inc. was changed to HomeAdd Financial Corporation ("HomeAdd").

         Through HomeAdd, the Company makes debt consolidation and home improvement loans secured by second and third mortgages to customers in South Carolina and North Carolina. These loans are sold on the secondary market. HomeAdd's primary means of advertising is through direct mail solicitation. The Company competes with finance companies, banks and other financial institutions, many of which also solicit loan business through direct mail solicitation. Many of its competitors are substantially larger and have significantly greater capital, experience and other resources than the Company. Because many of the Company's competitors are much larger these competitors are able to spend much more for advertising in the markets in which the Company operates. In addition to direct mail solicitations, these competitors advertise through various other advertising media.

         The Company does not have the financial resources to make the loans and hold them until their maturity, thus the Company is dependent upon a limited number of purchasers of the loans. Currently the Company primarily sells to two wholesale lenders, but is approved to sell loans to seven wholesale lenders. Most of the Company's competitors generate a greater volume of loans than the Company and this gives the competitors an advantage when dealing with the loan purchasers. The Company attempts to compete primarily on the basis of service and competitive pricing. The Company believes that it is presently a relatively small competitor in its market.

         The Company is approved under the Federal Housing Administration ("FHA") as a FHA Title I lender and accordingly must comply with Federal regulations for FHA Title I lenders. In addition, HomeAdd must comply with regulations of various States. Changes in Federal and State regulations as well as changes in the interpretation of existing Federal and State regulations could create an environment in which HomeAdd would not be able to operate. For further information about the operations of HomeAdd, see Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

         The Company's executive offices were located at 245 East Broad Street, Greenville, South Carolina 29601 through August 31, 1997, but moved to 28 East Court Street, Greenville, South Carolina, 29601 during September 1997. Its telephone number is (864) 271-7171. At August 31, 1997 the Company and its operating subsidiary had a total of fourteen (14) full time employees.

Activities During Fiscal Years 1996 and 1995

         During the fiscal years ended August 31, 1996 and 1995, the Company substantially completed the sales of substantially all of its assets. As of August 31, 1997, the Company's remaining owned real property (a former branch facility) was located in Tampa, Florida. On November 19, 1997, this property was sold. For a discussion of the terms of sale of the Tampa property that has not yet been sold, reference is made to Part II, Item 6, "Management Discussion and Analysis - Anticipated Liquidity Requirements," which is incorporated herein by reference.

Wiegmann & Rose International Corp.

         Wiegmann & Rose International Corp., a South Carolina corporation, and a wholly owned subsidiary of the Company, ceased doing business in October 1986. Prior to this time, Wiegmann & Rose was principally engaged in the fabrication and repair of shell and tube heat exchangers, pressure vessels and related equipment. The Company discontinued the Wiegmann & Rose business segment in 1986. Further information regarding Wiegmann & Rose, contained under the subheading "Legal Proceedings" in Part I, Item 3 hereof is incorporated herein by reference.

Environmental Matters

         The Company is subject to federal, state and local environmental laws and regulations. Information contained under the subheading "Legal Proceedings" in Part I, Item 3 is incorporated herein by reference. As discussed under the subheading "Legal Proceedings", the Company paid $300,000 in connection with environmental matters at the property formerly owned by Wiegmann & Rose.

Item 2. Description of Property

         During fiscal year 1997 the Company leased approximately 1,545 square feet of floor space at 245 East Broad Street, Greenville, South Carolina used for the Company's principal executive offices under a month-to-month lease arrangement. During fiscal year 1997 the monthly rental was $885. The office space at 245 East Broad Street, Greenville, South Carolina was leased from Micco Corporation. Micco Corporation is owned by four shareholders, all of whom are beneficial owners of more than 5% of the outstanding common stock of the Company. One of the shareholders is a Vice President and former director of the Company. One of the shareholders is the spouse of the Chairman of the Board of Directors and Chief Executive Officer of the Company and the other three shareholders are her adult children. The Company believes that this lease contains provisions as favorable to the Company as could be obtained from a third-party landlord.

         During September of 1997, the Company moved its executive offices to a facility consisting of approximately 3,000 square feet of floor space located at 28 East Court Street, Greenville, South Carolina. The Company believes that the property is adequate and suitable for executive office space. The monthly rental expense to be incurred by the Company beginning in September of 1997 is $2,250 under a month-to-month lease arrangement. The lease at 28 East Court Street, Greenville, South Carolina includes office furniture and equipment. The office space at 28 East Court Street, Greenville, South Carolina is leased from CTST, LLC. CTST, LLC is owned by three shareholders, all of whom are beneficial owners of more than 5% of the outstanding common stock of the Company. One of the shareholders is a Vice President and former director of the Company and the other two shareholders are his adult siblings. The Company believes that this lease contains provisions as favorable to the Company as could be obtained from a third-party landlord.

         Under the terms of a sublease agreement dated November 4, 1996, HomeAdd leased office and warehouse space containing approximately 3,000 square feet at 1200 Woodruff Road, Greenville, South Carolina for a period of one year. The monthly rent through October of 1997 was $1,757. During September of 1997, HomeAdd relocated to a facility at 850 South Pleasantburg Drive, Greenville, South Carolina containing approximately 3,100 square feet of finished office space. The Company believes that this office location is adequate and suitable for its intended use as an office facility. The monthly rental under a five-year lease arrangement expiring September of 2002 is $4,167.

         The Company leases an office facility in Shelby, North Carolina at $350 per month under an arrangement that expires December 31, 1997. The Company expects to continue the lease of the Shelby location during fiscal year 1998. The Company believes that this office is adequate and suitable for its intended use.

         During fiscal year 1997, RSI Florida owned 2.03 acres of land and a 22,000 square foot building in Tampa, Florida. The Tampa, Florida property was leased to Tresca Industries, a turf equipment dealer, on a month-to-month basis for $2,400 per month (an annual rental rate of approximately $1.31 per square foot) terminable on 90 days' notice, pursuant to which the Company was responsible for the payment of utilities, taxes and building insurance. Property taxes for 1997 were $8,452. The Company believes that its insurance coverage on the Tampa property was adequate. During fiscal year 1997, the Tampa property was held for sale and thus was not subject to depreciation for financial statement purposes. On November 19, 1997, the Tampa property was sold. For a discussion of the terms of the sale, see Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company has no plans to invest in real estate or persons engaged primarily in real estate activities, nor does it have any formal policy with respect to such investments. As discussed in Part II, Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations", HomeAdd makes second and third mortgages in the ordinary course of business; however, HomeAdd attempts to sell the mortgages promptly in the secondary market. The Company has no formal investment policy with regard to real estate mortgages; however, the Company does not intend to invest in real estate mortgages other than in the ordinary course of business.

Item 3. Legal Proceedings

Wiegmann & Rose

         Environmental Litigation

         On November 18, 1996, Wiegmann & Rose International Corp. ("Wiegmann & Rose"), a wholly-owned subsidiary of the Company, entered into an agreement to settle a lawsuit brought by Triple A Machine Shop, Inc. ("Triple A"). The lawsuit related to environmental contamination on property formerly owned by Wiegmann & Rose and sold to Triple A in 1987. Pursuant to the settlement agreement Wiegmann & Rose paid to Triple A the sum of three hundred thousand ($300,000) dollars. In addition to the settlement of the lawsuit, Triple A released Wiegmann & Rose and the Company from any further liability to Triple A in connection with the property or under the agreement made at the time of sale of the property to Triple A.

         Asbestos Litigation

         Wiegmann & Rose is also one of numerous defendants with respect to seven claims for exposure to asbestos, arising in the normal course of business. All seven of these claims have been dismissed without prejudice with respect to Wiegmann & Rose, and the applicable statute of limitations has passed with respect to at least two of the dismissed claims. The dismissed claims are made in the following lawsuits, in each case seeking unspecified damages for injury allegedly due to asbestos exposure: (i) Brophy v. Abex et al. (filed April 9, 1992), pending in the San Francisco, California Superior Court, seeks damages for wrongful death allegedly due to asbestos exposure. Wiegmann & Rose has been dismissed without prejudice in this action and the applicable statute of limitations has now run, barring any subsequent action by the plaintiff against Wiegmann & Rose. (ii) Canga v. Abex et al. (filed March 18, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. Wiegmann & Rose has been dismissed without prejudice in this action. Recent case law, interpreting the asbestos statute of limitations statutory provision, suggests that plaintiff now may be foreclosed from filing suit against the Company. In any event, even if the Company could be brought back into the litigation, the Company continues to believe that it is unlikely that plaintiff would do so given the number of relatively "deep pocket" defendants in the case. (iii) Jordison v. Abex et al. (filed January 21, 1994), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice. Recent case law, interpreting the asbestos statute of limitations statutory provision, suggests that plaintiff now may be foreclosed from filing suit against the Company. In any event, even if the Company could be brought back into the litigation, the Company continues to believe that it is unlikely that plaintiff would do so given the number of relatively "deep pocket" defendants in the case. (iv) Barnes v. Abex et al. (filed December 3, 1993), pending in the San Francisco Superior Court, seeks damages for wrongful death allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice, and the applicable statute of limitations has run, barring any subsequent action by plaintiff against Wiegmann & Rose. (v) Richardson v. Abex et al. (filed July 20, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice. Recent case law, interpreting the asbestos statute of limitations statutory provision, suggests that plaintiff now may be foreclosed from filing suit against the Company. In any event, even if the Company could be brought back into the litigation, the Company continues to believe that it is unlikely that plaintiff would do so given the number of relatively "deep pocket" defendants in the case. (vi) Sorensen v. Abex et al. (filed July 20, 1993), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice. Recent case law, interpreting the asbestos statute of limitations statutory provision, suggests that plaintiff now may be foreclosed from filing suit against the Company. In any event, even if the Company could be brought back into the litigation, the Company continues to believe that it is unlikely that plaintiff would do so given the number of relatively "deep pocket" defendants in the case. (vii) Hall v. Abex et al. (filed February 25, 1994), pending in the San Francisco Superior Court, seeks damages for personal injuries allegedly due to asbestos exposure. The case against Wiegmann & Rose has been dismissed without prejudice. Recent case law, interpreting the asbestos statute of limitations statutory provision, suggests that plaintiff now may be foreclosed from filing suit against the Company. In any event, even if the Company could be brought back into the litigation, the Company continues to believe that it is unlikely that plaintiff would do so given the number of relatively "deep pocket" defendants in the case.

         As to the substantive nature of the asbestos claims, the Company believes that if it could be brought back into the litigation, that valid defenses would be available. The Company also believes that this is the reason that the Company has been successful in having all seven of these filed actions dismissed without prejudice against Wiegmann & Rose.

         No actions involving asbestos are currently pending.

         Insurance

         The Company has been reimbursed for substantially all of its defense costs relating to the environmental and asbestos claims against Wiegmann & Rose described above, under a reservation of rights, by its two primary insurance companies. The Company is seeking reimbursement of the $300,000 settlement discussed above, but there can be no assurance that insurance coverage will be available to reimburse the Company for the $300,000 settlement. Presently, the Company and Wiegmann & Rose's insurance carriers are attempting to negotiate a settlement of this claim. If no settlement is reached, the Company and/or Wiegmann & Rose's insurance carrier may initiate litigation to resolve the reimbursement claim.

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

         This suit seeks indemnification for payments made or to be made by Holiday Inns, Inc., as the guarantor, to the lessor for obligations under a land lease agreement allegedly in default. The lease agreement was commenced in 1967 and has a term of ninety-nine years. The lessor under the lease agreement was originally Fernandina Contractors, Inc., and by assignment is currently Sam Spevak. Holiday Inns, Inc. was the original lessee under the lease agreement. Payments under the lease agreement are the greater of $24,000 annually (as adjusted by the consumer price index) or the highest average annual payments during any five-year period during the first twenty (20) years of the lease, using a percentage of income formula. The Company has answered the equitable subrogation claim of Holiday Inns, Inc., but has moved to dismiss the remaining counts of the complaint filed by Holiday Inns, Inc.

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

         Holiday Inns, Inc. has alleged that Sparjax Corporation, which is the assignee of the lease agreement from RSI Corporation, is in breach of a written Indemnification Agreement executed by Sparjax Corporation in favor of Holiday Inns, Inc. upon its assumption of the lease agreement in 1979. RSI Corporation acquired all of Sparjax Corporation's outstanding common stock during fiscal 1983, and Sparjax Corporation was dissolved by forfeiture during fiscal 1990. In connection with such dissolution, no material assets were distributed from Sparjax Corporation to RSI Corporation. Other than as described herein, there is no contractual relationship whatsoever between RSI Corporation and Holiday Inns, Inc.

         On or about September 23, 1992, Sam Spevak filed a lawsuit against Holiday Inns, Inc. for allegedly failing to pay monthly rent under the lease agreement. This lawsuit is pending in the Circuit Court of the Fourth Judicial Circuit, in and for Duval County, Florida. On May 4, 1993, Sam Spevak filed a Second Amended Complaint seeking from Holiday Inns, Inc. unpaid rent, unpaid taxes, interest, attorney fees and costs. On November 19, 1993, Sam Spevak filed a Third Amended Complaint in the Court. This complaint seeks from Holiday Inns, Inc. unpaid rent, unpaid taxes, attorney's fees and costs, and seeking a declaratory judgment against Holiday Inns, Inc. to establish whether or not Holiday Inns, Inc. is liable for costs of repair and maintenance to the leased premises. Holiday Inns, Inc. amended its complaint to assert similar claims against all subsequent lessees (including RSI Corporation and Sparjax Corporation) under the lease agreement, seeking indemnification against sums paid or to be paid to Sam Spevak pursuant to his lawsuit.

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

         With respect to RSI Corporation's maximum exposure in this case, Holiday Inns has asserted that RSI Corporation and all other lessees are obligated to reimburse it $259,201 for rent it paid to the landlord as a result of AHI's failure to pay under the lease. This amount, however, only represents delinquent rent through October 13, 1993, because Holiday Inns contends that the lessee's obligations under the lease terminated on that date as a result of James "Duke" Williams evicting AHI on behalf of the landlord. Mr. Spevak claims, however, that as of January, 1995, he is entitled to past monthly rent and interest (from October 13, 1993 through December 20, 1994) of $82,289 plus future monthly rent through the end of the lease term in 2068 of $1,834,565 (which sum represents the present value using a 6.5% discount rate). If Mr. Spevak is successful in proving his claim, RSI Corporation's exposure includes these latter amounts. In addition, should the court determine that Holiday Inns, Inc. has an obligation to pay the cost of repairs and maintenance incurred to date and throughout the balance of the lease term, the amount of such costs could be substantial but cannot be quantified with any reasonable degree of accuracy. The Company believes the existing motel property is in a state of significant disrepair such that it is not commercially usable. The City of Jacksonville has recently sent notice, presumably to all parties involved in this lawsuit, threatening to condemn the property and demolish the entire structure. If that occurs, and the Court determines that the lessees have an obligation to maintain the property during the lease term, RSI Corporation's exposure could also include the costs of demolition and the expense of rebuilding the hotel. This liability, of course, cannot be accurately estimated at this time but no doubt involves a very substantial amount.

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

         The deposition of James "Duke" Williams, a critical witness in the case, has now been taken. Mr. Williams was involved in a contract to assume the lease from Holiday Inns, Inc., which contract was later canceled by Holiday Inns, Inc. The parties are presently scheduling the depositions of other important fact witnesses. These include Mr. Spevak and several of the other officers of Holiday Inns, Inc. who were involved in the negotiations to cancel the lease with Mr. Williams. The mediation conference held in January 1995 was not successful. The trial court recently removed the case from the trial docket upon being notified that a settlement between Sam Spevak, the owner of the property, and Holiday Inns and WMI, Inc. (and its individual guarantors) has been reached. Counsel for the Company has asked for and are awaiting receipt of the settlement documents. Counsel for the Company has been advised that the settlement amount is less than $2,000,000. A mediation of the case was held on Tuesday, November 18, 1997, but no settlement was reached. Settlement discussions are actively proceeding. The case has not been re-set for trial, and no dispositive motions have been filed. There is no assurance that any settlement will occur or that the Company will be able to resolve this matter in a satisfactory manner.

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

         The ultimate outcome of this matter is not known. No provision has been made in the accompanying financial statements for any liability, which may result from this matter.

         Other Litigation

         On January 12, 1995, a Mr. Cesar A. Cuenca served a complaint against the Company in the 11th Judicial Circuit Court, Dade County, Florida seeking damages in excess of the minimal jurisdictional amount of the Court, exclusive of costs and interest, and demanding costs of the action together with such further relief as the Court shall deem fit. The Plaintiff alleges that he was injured while operating a vehicle that was sold by the Company. The Complaint also named the manufacturer of the vehicle. The manufacturer has agreed to provide full and complete indemnification to the Company based on the facts known to date. There have been no allegations of any active negligence on the part of the Company other than that it sold what is alleged to have been a defective product. Accordingly, unless additional allegations are made against the Company, the Company expects to continue to receive full indemnity and defense from the manufacturer. The Company believes, based on the arrangements with the manufacturer of the vehicle and the Company's own insurance, that there is no known exposure to the Company from this litigation.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of securities holders during the fourth quarter of the Company's 1997 fiscal year.

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

                                                 1997                  1996

              Fiscal                        High      Low        High       Low
              First Quarter                  .28      .06        .08        .08

              Second Quarter                 .90      .28        .08        .06

              Third Quarter                  .53      .38        .07        .06

              Fourth Quarter                 .50      .38        .07        .06

         As of November 13, 1997, the Company had approximately 645 shareholders of record.

         The Company paid no cash dividends with respect to its Common Stock during fiscal 1997, 1996 and 1995, and does not intend to pay cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Special Cautionary Notice Regarding Forward-Looking Statements.

         This Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act. Forward-looking statements are indicated by such terms as "expects", "plans", "anticipates", and words to similar effect. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors ("Cautionary Statements") that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this Report on Form 10-KSB including, without limitation, those factors discussed in the paragraph immediately preceding the heading "Liquidity and Capital Resources" on pages 18 and 19 and otherwise herein. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

         Change to Going Concern Basis

         Because the Company decided in 1994 that it should cease its existing business operations and sell substantially all of its operating assets, the Company reported its financial position on the liquidation basis of accounting during the fiscal years ended August 31, 1994 through August 31, 1996. In the liquidation basis of accounting, assets were valued at their net realizable value (rather than at their net historical cost), and liabilities included estimated costs associated with carrying out the sale of substantially all of the assets of the Company.

         The Company substantially completed its plan to sell substantially all of its operating assets ("Sale of Assets Plan") during fiscal 1996 and purchased the common stock of a company engaged in the consumer finance business in November 1996. Accordingly, on September 1, 1996, the Company adopted the going concern basis of accounting. The carrying amount of the assets and liabilities under the liquidation basis of accounting were adjusted to the historical cost basis under the going concern basis of accounting. This adjustment included a reduction of the carrying value of the Tampa, Florida real estate then held for sale from its estimated liquidation value of $430,000 to its depreciated cost on September 1, 1996 of $263,000, a decrease in net assets of $167,000. Prepaid expenses were increased by $15,000. The estimated liquidation costs during the remaining period of liquidation of $152,000 were not included in the balance sheet.

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

Results of Operations

         As stated above, the Company acquired a consumer loan business on November 4, 1996. The following discussion of the results of operations during the year ended August 31, 1997 relates to the consumer loan business during the period beginning November 4, 1996 through August 31, 1997.

         Revenues were $270,000 during the fiscal year ended August 31, 1997 and consisted of loan origination fees and gain from the sale of the loans made.

         General and administrative expenses of $978,000 include expenses incurred by HomeAdd of $609,000 during the year ended August 31, 1997. The corporate general and administrative expenses primarily consist of salaries, legal, audit and other administrative expenses. The HomeAdd expenses primarily relate to advertising, salaries, and various administrative expenses of HomeAdd.

         The results of operations for the fiscal year ended August 31, 1997 included the $300,000 cost to settle the lawsuit relating to environmental litigation found on the property formerly owned by Wiegmann & Rose and sold to Triple A in 1987. For further discussion of the settlement of the lawsuit, reference is made to Part I, Item 3, "Legal Proceedings," which is incorporated herein by reference.

         HomeAdd offers high loan-to-value loans ("HLTV Loans") to certain qualified borrowers that permit the loan proceeds to be used for debt consolidation and home improvements. Under the terms of these HLTV loans, HomeAdd will make loans secured by a second or third mortgage in which the loans can be up to 125% of the estimated fair value of the real property. A qualified borrower is required to be a homeowner with acceptable levels of income and have an acceptable credit history. Approximately 96% of loan volume during fiscal 1997 consisted of HLTV Loans. The Company expects that most of the loans made during fiscal 1998 will be HLTV Loans.

         HomeAdd also offers Title I home improvement loans ("Title I Loans") under the Title I program administrated by the Federal Housing Administration ("FHA"). HomeAdd was approved by FHA as a Title I lender during 1995. The Title I program was established by Title I of the National Housing Act of 1934. Loans made under the Title I program are 90% guaranteed by the United States Department of Housing and Urban Development ("HUD"). In addition to the FHA Title I license, HomeAdd has to apply for licenses to operate under the banking laws of each State in which this business chooses to operate. HomeAdd is currently authorized to operate under the laws of South Carolina and North Carolina. HomeAdd is subject to ongoing monitoring by regulatory authorities and the failure to comply with applicable regulations could result in the forfeiture of licenses on which the business is dependent. Approximately 4% of loan volume during fiscal 1997 were Title I home improvement loans. The Company does not expect Title I home improvement loans to be a material portion of its business during fiscal 1998.

         The Company sells substantially all of the loans it originates on a non-recourse basis in the secondary market. The non-recourse basis means that the Company represents that loans were properly documented and made in accordance with applicable lending criteria, but that the purchaser of the loans assumes the full credit risk. The Company's credit guidelines for the Company's loans currently meet the underwriting criteria of the current loan purchasers. During the fiscal year ended August 31, 1997, the Company made loans aggregating $3,424,000 of which $150,000 in loans were made under the Title I Loan program and $3,274,000 in loans were made under the HLTV Loan program. Substantially all of the loans were sold on a non-recourse basis in the secondary market ($21,000 of these were sold during September of 1997).

         As of August 31, 1997, HomeAdd had eleven employees. The initial office in Greenville, South Carolina includes sales, underwriting and administrative personnel. An additional sales office in Charlotte, North Carolina opened on April 1, 1997, but the Company determined that it was more cost effective to generate its loan activities through direct mail solicitations from its Greenville, South Carolina office, accordingly, the Charlotte, North Carolina office was closed during October of 1997. The Company currently has no plans to open additional sales offices. The Company currently plans to attempt to increase its volume of loans made by going into additional markets, first in North Carolina and then possibly other Southeastern States. The Company faces stiff competition in these markets. Additional personnel will be added when and if the volume of loans increases to a level that requires the additional personnel. If HomeAdd achieves its budgeted operating goals, the Company estimates that 14 employees will be required by HomeAdd at August 31, 1998. There is no assurance, however, that it's operating goals can be accomplished.

         The consumer finance market is highly competitive and fragmented. HomeAdd competes with a number of finance companies that provide financing to individuals who may not have sufficient equity in their homes to qualify for traditional second mortgage financing. HomeAdd also competes with established home improvement lenders, other Title I lenders (many of whom are now making HLTV Loans), existing mortgage brokers and bankers that offer multi-purpose second mortgages. To a lesser extent, HomeAdd competes with commercial banks, savings and loan associations, credit unions, insurance companies, and captive finance arms of major manufacturing companies that may apply more traditional lending criteria and require greater equity in the underlying real property assets. Almost all of these competitors or potential competitors are substantially larger and have significantly greater capital, experience and other resources than the Company.

         The Company expects that during the next twelve months the increase in its business, if any, will be in HLTV Loans. Title I home improvement loans are not expected to be a material factor in its business during the next twelve months.

         Debt consolidation and home equity loan volume generally are not materially impacted by seasonal climate changes and, with the exclusion of slowdowns during the holiday and vacation seasons, tends to be relatively stable throughout the year. Home improvement loan volume generally tracks the seasonality of home improvement contract work. Volume tends to build during the spring and early summer months. A decline is typically experienced in late summer and early fall until temperatures begin to drop. This change in seasons precipitates the need for new siding, window and insulation contracts. Peak volume is generally experienced in November and early December and declines dramatically from the holiday season through the winter months.

         HomeAdd attempts to sell, on a non-recourse basis, all of its loans on the secondary market to wholesale buyers. HomeAdd does not have the capital that would be necessary to make a significant volume of loans unless it is able promptly to sell its loans on the secondary market. There can be no assurance that the secondary market for loans will continue to be available to HomeAdd. Adverse changes in the secondary market could materially impair HomeAdd's ability to originate and sell loans on a favorable or timely basis. Delays in the sale of a loan pool beyond a quarter-end could result in greater losses for such quarter. If HomeAdd is unable to sell its loans on the secondary market, its ability to grow could be materially impaired and its results of operations and financial condition could be materially adversely affected. See Liquidity and Capital Resources - Capital Requirements for HomeAdd.

         A portion of the revenues projected in HomeAdd's business plan is dependent on the continuation of the Title I Loan program, which is federally funded. The Title I Loan program provides that qualifying loans are eligible for FHA insurance. In September of 1997, a HUD official told a group of lenders that the FHA Title I home improvement program will have to demonstrate that it is needed and satisfies certain "core issues" in order to survive. In August of 1995, bills were introduced in both houses of the United States Congress that would, among other things, abolish HUD, reduce federal spending for housing and community development activities and eliminate the Title I Loan program. Other changes to HUD have been proposed, which, if adopted, could materially and adversely affect the operation of the Title I Loan program. Discontinuation of or a significant reduction in the Title I Loan program or HomeAdd's authority to originate loans under the Title I Loan program would have an adverse effect on the ability of HomeAdd to carry out its business plan.

         The Company expects that HomeAdd will continue to operate at a loss during, at a minimum, fiscal year 1998, but based on its business plan, currently expects HomeAdd to operate at a modest profit by fiscal 1999. The foregoing is a forward-looking statement and the Company cautions that there can be no assurance that this goal can be achieved. An important factor which could cause the Company's results to differ materially from the forward-looking statement include lower origination volume due to real estate market conditions that might affect the appraised values of the real property that would be used as collateral for the loans that HomeAdd plans to originate. HomeAdd's business might be reduced if values of the collateral increase and HomeAdd's customers might then qualify for more traditional sources of credit such as banks. Another important factor is the adverse consequences of changes in interest rate environment such as increases in rates that might reduce the number of customers that would be willing to execute loans at the higher rates. Other factors that could cause the Company's results to differ materially from the forward-looking statement included, but are not limited to, the following: inability of borrowers to repay their loans and the increased risk of default in that this would adversely affect the ability of the Company to sell its loans; the limited operating history of lending operations in that HomeAdd has only had a Title I lending license since November of 1995 and most of its personnel have been employed by HomeAdd for less than one year; general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors that might affect the credit rating of its customers in which case HomeAdd would no longer be able to make loans to these potential customers with reduced credit ratings because HomeAdd would not be able to sell the loans for an amount that would be profitable for HomeAdd; loss of funding sources, particularly since the Company currently only has arrangements for a credit facility with one bank; loss of ability to sell loans since the Company does not have sufficient resources to finance holding a substantial number of loans to their maturity; general lending risks that might result in HomeAdd making uncollectible loans or loans that it would be unable to sell; dependence on Federal programs particularly since the need to continue the Title I Loan program is now under discussion by HUD officials; impact of competition, particularly since almost all of HomeAdd's competitors or potential competitors are substantially larger and have significantly greater capital, experience and other resources than the Company, and many competitors and potential competitors already have existing relationships with the Company's potential customers; regulation of lending activities in that HomeAdd, in addition to the FHA Title I license discussed below, operates under the banking laws of various States; changes in the regulatory environment in that both the Federal government and each State in which HomeAdd operates might make changes in the regulations under which HomeAdd operates or in the interpretation of existing regulations at any time and HomeAdd may not be able to comply with these regulations; and dependence on key executives, particularly since HomeAdd and the Company have a limited number of personnel.

Liquidity and Capital Resources

         Anticipated Liquidity Requirements

         As discussed below under "Cash and Cash Equivalents" and "Debt Arrangements," the Company currently has substantial cash liquidity and, although there can be no assurance in this regard, anticipates that such capital resources will be sufficient to enable the Company to meet its liquidity requirements during the next twelve months.

          In addition to its ordinary expenses, the Company will continue to incur legal expenses relating to its contingent liabilities. The Company plans to continue to attempt to settle its contingent liabilities, but it cannot estimate when these will be settled or the ultimate outcome of the lawsuits or matters described above under Item 3 of Part I, "Legal Proceedings" or of any unknown contingencies. There can be no assurance that the Company's cash balances will be sufficient to allow it to fund its operations and meet its recorded liabilities and any known or unknown contingent liabilities. The ultimate outcome of these contingencies is not known. No provision has been made in the accompanying financial statements for any liability that may result from these matters.

         Fiscal Year 1997 Activities

         The Company executed a contract to sell its office and warehouse facility in Tampa, Florida for $425,000, less certain selling expenses, during August of 1997. The sale was consummated on November 19, 1997. Under the terms of the agreement, the Company agreed to finance $75,000 of this sales price over ten years and will hold a second mortgage on the Tampa property bearing interest at 8.5% interest. The Company can offer no assurance as to the creditworthiness of the purchaser of the building. Proceeds from the sale of the Tampa facility were applied first to the payment of expenses related to the sale, and remaining proceeds were used to provide operating capital for HomeAdd.

         Cash and Cash Equivalents

         Cash and cash equivalents in the amount of $759,000 as of August 31, 1997 included United States treasury bills with a maturity of three months when purchased and having a cost basis of $670,000. Cash in excess of the amounts invested in United States treasury bills is invested as available in a money market fund, which may be liquidated by the Company to meet its cash needs on a daily basis. The Company earned $94,000 on its investments during the year ended August 31, 1997.

                  U. S. Treasury Bill

         The Company is required as described in the following paragraph to maintain an investment in HomeAdd of $500,000. At August 31, 1997, the assets of the Company included a U. S. Treasury bill with a fair market value of $508,000 that matures on November 28, 1997 for $515,000.


         Debt Arrangements

         During December of 1996, HomeAdd executed a warehouse line of credit with a bank in the amount of $500,000 that is used to finance loans made to third parties in connection with its consumer finance business. The loans made by HomeAdd are collateral for this line of credit. This line of credit bears interest at the bank's prime rate plus one percent. During August of 1997, HomeAdd executed an amendment to the line of credit agreement in which, among other things, the bank extended the time for repayment of an advance from fifteen days to twenty-five days. Under the terms of the loan agreement and an agreement that the Company has executed with HomeAdd, HomeAdd is required to maintain tangible net worth of at least $500,000. See the next paragraph for the amount of net worth required by HUD. The bank also requires that this tangible net worth include certain specified assets with maturity of five years or less in the amount of $500,000. This line expires on April 30, 1998.

         Capital Requirements for HomeAdd

         During the year ended August 31, 1997, the Company invested $924,000 in HomeAdd. The investment was used as follows: acquisition of common stock - $15,000, equipment rental for first year - $18,000, purchase of U. S. Treasury bill - $500,000, purchase of money market account - $25,000 and operating capital of $366,000. HUD requires that HomeAdd have an adjusted net worth of at least $250,000. Given its cash and cash equivalents position, the Company believes that it has the capacity to provide the additional capital that will be required by HomeAdd during fiscal 1998. The Company presently anticipates that it will need additional external sources of capital at least by fiscal year 1999 and presently intends to explore an increase in a bank line of credit.

         Year 2000

         The Company has assessed key financial, informational and operational systems. Management does not anticipate that the Company will encounter significant operational issues relating to Year 2000. Furthermore, the financial impact of making required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

Item 7.  Financial Statements

          The response to this Item is set forth on page F-2 and submitted as a separate section of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                 None

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

3.2.1    By-laws of RSI Holdings, Inc., as amended: Incorporated by reference to
         Exhibit 3.1.1 to the Form S-4.

3.2.2 Amendments to By-laws: Incorporated by reference to Exhibit 3.2.2 to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1996, File No. 0-18091.

4.1      See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

4.1.1    Specimen of Certificate for RSI Holdings, Inc., common stock:
         Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

*10.1    RSI Holdings, Inc., Stock Option Plan, including an amendment:
         Incorporated by reference to Exhibit 10.9 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1990, File No. 0-18091 (the "1990 Form 10-K").

*10.1.1  Amendment to Stock Option Plan: Incorporated by reference to Exhibit
         10.9.1 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1992, as amended, File No. 0-18091 (the "1992 Form 10-K").

*10.1.2  Proposed Amendment to Stock Option Plan

10.2 Agreement by and between the Company and Treadco, Inc. dated as of February 6, 1996: Incorporated by reference to Exhibit 10.1 to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the quarter ended February 29, 1996, File No. 0-18091.

10.3 Letter Agreement by and between the Registrant and Tresca Industries dated September 8, 1994: Incorporated by reference to Exhibit 10.18 to the 1994 Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1994, File No. 0-18091.

*10.4    RSI Holdings, Inc. Incentive Stock Award Plan, including an amendment:
         Incorporated by reference to Exhibit 10.8 to the 1990 Form 10-K.

*10.5    Amendment to Incentive Stock Award Plan: Incorporated by reference to
         Exhibit 10.8.1 to the 1992 Form 10-K.

10.6 Loan Agreement dated December 12, 1996 by and among the Company, CambridgeBanc, Inc. and First Union National Bank, together with related documents: Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended November 30, 1996, File No. 0-18091.

10.7 First Amendment to Loan Agreement dated as of August 25, 1997 by and among the Company, HomeAdd Financial Corporation, and First Union National Bank.

*10.8 Stock Option Agreement by and between the Registrant and C. C. Guy dated as of July 2, 1997.

*10.9 Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of July 2, 1997.

10.10 Lease Agreement by and between Hewitt Coleman Companies, Inc., Lessor and HomeAdd Financial Corporation, Lessee dated August 4, 1997.

10.11 Agreement by and between the Company and Fuller D. Tresca dated November 19, 1997.

21.      Subsidiaries of the Registrant.

23.      Consent of Ernst & Young LLP, Independent Auditors.

27.      Financial Data Schedule (For SEC use only)

99. Consent Decree and Judgment dated December 31, 1991 entered by the United States District Court for the Northern District of California in Wiegmann & Rose International Corp., a South Carolina corporation ("Wiegmann & Rose"), plaintiff, v. NL Industries, Inc., a New Jersey corporation, and Esselte Pendaflex Corporation, a New York corporation, defendants; NL Industries, Inc., a New Jersey corporation, and Esselte Pendaflex Corporation, a New York corporation, third party plaintiffs,
         v. Triple A Machine Shop, Inc., a California corporation ("Triple A"), third party defendant, C.A. No. C-88-4817 FMS: Incorporated by reference to Exhibit 28.1 to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on January 3, 1992, File No. 0-18091.

99.1 Settlement Agreement and Release by and between Wiegmann & Rose, Delta Woodside Industries, Inc., formerly known as RSI Corporation, a South Carolina corporation and Triple A: Incorporated by reference to Exhibit
         99.1 to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on November 18, 1996, File No. 0-18091.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 13 of Form 10-KSB.

         (b)      Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended August 31, 1997.

                                   SIGNATURES




In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RSI HOLDINGS, INC.                          TITLE


/s/ Buck Mickel       November 25, 1997     Chairman of the Board of Directors
Buck Mickel                (Date)           and Chief Executive Officer
                                            (Principal Executive Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Buck Mickel       November 25, 1997     Director, Chairman of the
Buck Mickel                (Date)           Board and Chief Executive Officer
                                            (Principal Executive Officer)



/s/ C. C. Guy         November 25, 1997     Director
C. C. Guy                  (Date)



/s/ Charles M. Bolt   November 25, 1997     Director
Charles M. Bolt            (Date)



/s/ Buck A. Mickel    November 25, 1997     Director
Buck A. Mickel             (Date)


/s/ Joe F. Ogburn     November 25, 1997     Vice President and Treasurer
Joe F. Ogburn              (Date)           (Principal Financial and
                                            Accounting Officer)

                          Annual Report on Form 10-KSB

                   Item 7, Item 14(a)(1) and (2), (c) and (d)

                          List of Financial Statements

                              Financial Statements

                           Year Ended August 31, 1997

                               RSI Holdings, Inc.

                           Greenville, South Carolina

                               RSI Holdings, Inc.

                        Form 10-KSB-Item 14(a)(1) and (2)

                          Index of Financial Statements





The following consolidated financial statements of RSI Holdings, Inc. are included in Item 7:

         Consolidated balance sheet - August 31, 1997

         Consolidated statement of operations - Year ended August 31, 1997

         Consolidated statement of shareholders' equity - Year ended August 31, 1997

         Consolidated statement of cash flows - Year ended August 31, 1997

         Consolidated statement of changes in net assets in liquidation - Year ended August 31, 1997

         Notes to consolidated financial statements - August 31, 1997

                Report of Ernst & Young LLP, Independent Auditors



The Board of Directors and Shareholders
RSI Holdings, Inc.

We have audited the accompanying consolidated balance sheet of RSI Holdings, Inc. as of August 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. We have also audited the consolidated statement of changes in net assets in liquidation for the year ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Note 1, the Company has changed its basis of accounting effective September 1, 1996 from the liquidation basis to the going concern basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RSI Holdings, Inc, at August 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended and the changes in consolidated net assets in liquidation for the year ended August 31, 1996, in conformity with generally accepted accounting principles.



                                                        /s/ ERNST AND YOUNG LLP


October 15, 1997

                               RSI Holdings, Inc.

                           Consolidated Balance Sheet

                                 August 31, 1997



ASSETS
Current assets:
   Cash and cash equivalents                                        $  759,000
   Notes and accounts receivable, net of allowance for
     doubtful accounts of $28,000                                       34,000
   Prepaid expenses                                                     63,000
                                                                    ----------
Total current assets                                                   856,000

Property and equipment:
   Cost                                                                 55,000
   Less accumulated depreciation                                        25,000
                                                                    ----------
                                                                        30,000

Other assets:
   U.S. Treasury bill (Note 5)                                         508,000
   Land and building held for sale, net of accumulated
     depreciation of $301,000 (Note 3)                                 248,000
   Other                                                                15,000
                                                                    ----------
                                                                       771,000
                                                                    ----------
                                                                    $1,657,000
                                                                    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                        $    30,000
     Accrued expenses (Note 4)                                         132,000
     Note payable (Note 5)                                              19,000
                                                                   -----------
                                                                       181,000

Deferred compensation                                                  116,000

Shareholders' equity:
   Common Stock, $.01 par value - authorized 25,000,000 shares,
     issued and outstanding 7,999,292 shares at August 31, 1997         80,000
   Excess of paid-in capital over par value                          3,799,000
   Deficit                                                          (2,495,000)
                                                                   -----------
                                                                     1,384,000
   Less cost of 98,470 shares of Common Stock in treasury              (24,000)
                                                                   -----------
                                                                     1,360,000

Contingencies (Note 10)
                                                                   -----------
                                                                   $ 1,657,000
                                                                   ===========



See accompanying notes.

                               RSI Holdings, Inc.

                      Consolidated Statement of Operations

                           Year Ended August 31, 1997



Revenues:
   Origination fees                                          $   199,000
   Gain on sale of loans                                          71,000
                                                             -----------
Total revenue                                                    270,000

Expenses:
   Selling, general and administrative                           978,000
                                                             -----------
Loss from operations                                            (708,000)

Other income (expense)
   Interest income                                                94,000
   Rental income on asset held for sale                           29,000
   Interest expense                                              (16,000)
   Cost to settle lawsuit                                       (300,000)
                                                             -----------
Total other income (expense)                                    (193,000)
                                                             -----------
Net loss                                                     $  (901,000)
                                                             ===========

Net loss per share                                           $      (.11)
                                                             ===========

Weighted average number of shares outstanding                  7,916,205
                                                             ===========



See accompanying notes.

                               RSI Holdings, Inc.

                 Consolidated Statement of Shareholders' Equity

                           Year Ended August 31, 1997




                                                         Excess Of
                                                          Paid-in
                                    Common Stock          Capital                        Treasury Stock
                                --------------------       Over                       --------------------
                                  Shares      Amount     Par Value    (Deficit)       Shares       Amount        Total
                                ---------    -------    ----------   -----------      ------     ---------    ----------

Balance at September 1, 1996    7,994,292    $80,000    $3,799,000   $(1,594,000)       --       $   --       $2,285,000
Purchase of common stock             --         --            --            --        98,470      (24,000)       (24,000)
Shares of common stock
   issued under provisions
   of stock option plan             5,000       --            --            --          --           --             --
Net (loss) for year ended
   August 31, 1997                   --         --            --        (901,000)       --           --         (901,000)
                                ---------    -------    ----------   -----------      ------     --------     ----------

Balance at August 31, 1997      7,999,292    $80,000    $3,799,000   $(2,495,000)     98,470     $(24,000)    $1,360,000
                                =========    =======    ==========   ===========      ======     ========     ==========



See accompanying notes.

                               RSI Holdings, Inc.

                      Consolidated Statement of Cash Flows

                           Year Ended August 31, 1997



OPERATING ACTIVITIES
Net (loss)                                                   $   (901,000)
Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                 20,000
     Changes in operating assets and
     liabilities:
       Accounts receivable                                          3,000
       Notes receivable                                           (21,000)
       Prepaid expenses and other                                 (47,000)
       Accounts payable and accrued expenses                       65,000
                                                             ------------
Net cash used in operating activities                            (881,000)

INVESTING ACTIVITIES
Purchase of U.S. Treasury bill                                   (508,000)
Acquisition of outstanding stock of HomeAdd
   Financial Corporation (Note 2)                                 (15,000)
Purchase of common stock                                          (24,000)
Organization expense                                              (13,000)
Purchase of equipment                                             (18,000)
Other                                                              (5,000)
                                                             ------------
Net cash used in investing activities                            (583,000)

FINANCING ACTIVITIES
Advances under bank lines of credit                             3,182,000
Payments on bank line of credit                                (3,163,000)
Payment of deferred compensation                                  (52,000)
                                                             ------------
Net cash used in financing activities                             (33,000)
                                                             ------------
Decrease in cash and cash equivalents                          (1,497,000)
Cash and cash equivalents at beginning of year                  2,256,000
                                                             ------------
Cash and cash equivalents at end of year                     $    759,000
                                                             ============



See accompanying notes.

                               RSI Holdings, Inc.

                 Consolidated Statement of Changes in Net Assets
                                 in Liquidation

                           Year Ended August 31, 1996




Net assets in liquidation at beginning of year                 $ 2,143,000

Changes in net assets in liquidation attributed to:
   Cash and cash equivalents                                       784,000
   Trade accounts payable                                            2,000
   Accrued expenses                                                110,000
   Estimated costs during remaining period of liquidation          389,000
   Accounts receivable as a result of collections                  (11,000)
   Sales of property and equipment                              (1,119,000)
   Change in net realizable value of real property                 (10,000)
   Other assets                                                     (3,000)
                                                               -----------
Increase in net assets in liquidation                              142,000
                                                               -----------
Net assets in liquidation at end of year (Note 1)              $ 2,285,000
                                                               ===========



See accompanying notes.

                               RSI Holdings, Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1997



1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

RSI Holdings, Inc., (the "Company") ceased all of its former business operations during August of 1994 and by the end of fiscal 1996, the Company had sold substantially all of the operating assets of its former business. Concurrent with the decision in 1994 to cease all of its former business operations, the Company had adopted the liquidation basis of accounting. Generally accepted accounting principles for the liquidation basis of accounting required that assets be valued at their estimated net realizable value and liabilities be presented at their estimated settlement amounts and also include estimated costs associated with carrying out the liquidation. The Company's financial statements were prepared under the liquidation basis of accounting through August 31, 1996.

During November of 1996 the Company decided not to liquidate and acquired the outstanding common stock of a consumer finance company. Accordingly, effective September 1, 1996 the Company adopted the going concern basis of accounting.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries (all of which are wholly-owned). Significant intercompany balances and transactions have been eliminated.

DESCRIPTION OF BUSINESS

The Company and its principal operating subsidiary are primarily engaged in the business of originating and selling second residential mortgage loans. The funds for these loans are obtained principally through the utilization of a bank line of credit.

Substantially all of the Company's loans are non-conforming in that the loans may exceed the market value of the underlying mortgaged assets. It is the Company's policy to sell these loans to selected third party wholesalers on a non-recourse basis.

                               RSI Holdings, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

The Company considers all highly liquid investments (United States treasury bills) with a maturity of three months or less when purchased to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment consists of office furniture and equipment and is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Estimated lives are 5 to 7 years for furniture and office equipment.

LAND AND BUILDING HELD FOR SALE

Land and building held for sale is stated at the lower of cost or estimated fair value.

REVENUE RECOGNITION

Origination fees charged on loans made is recognized as income when the loan proceeds are disbursed. Gain on sale of loans is recorded when the loans are sold. Mortgage loans are sold servicing released and on a non-recourse basis, with customary representations and warranties. In connection with the sale of mortgage loans, the Company receives cash premiums.

ADVERTISING COSTS

Advertising expense is primarily the costs of direct mail solicitation for home improvement loans and debt consolidation loans and is recorded as expense in the period in which the solicitations are mailed. The Company incurred advertising expense of $181,000 during fiscal year 1997.

USE OF ESTIMATES

The preparation of the financial statements of the company in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

                               RSI Holdings, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash and cash equivalents, notes and accounts receivable, treasury bills, accounts payable and notes payable approximate their fair values.

STOCK OPTIONS

The Company accounts for and will continue to account for stock options under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Applying Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", which was adopted during the year would not materially affect net loss and loss per share for fiscal 1997 (see
Note 7).


2. ACQUISITION

On November 4, 1996, the Company purchased for cash all of the outstanding common stock of CambridgeBanc, Inc. from Emergent Group, Inc. (a company related through a common board member, an officer and certain shareholders) for the total purchase price of $15,000. The purchase method of accounting was used to account for the acquisition. The assets that were owned by CambridgeBanc, Inc. consisted of furniture and equipment that the Company believes had a fair value of $15,000. In addition to the purchase agreement to acquire the common stock, the Company executed a lease agreement with Emergent Group, Inc. in which the Company paid $18,000 for the use of additional furniture and equipment for one year. These assets were used by CambridgeBanc, Inc. in its previous operations. CambridgeBanc, Inc. executed a sublease agreement to rent for one year from Emergent Group, Inc. the office space that it occupied at $1,757 per month at the time of the purchase.

In March 1997, CambridgeBanc, Inc. changed its name to HomeAdd Financial Corporation ("HomeAdd"). Through HomeAdd, the Company now is engaging in the business of originating and selling home improvement and other loans secured by liens on improved property.

                               RSI Holdings, Inc.

3. LAND AND BUILDING HELD FOR SALE

Land and building held for sale are classified as follows:

      Land                                                   $200,000
      Building and improvements                               349,000
                                                             --------
                                                              549,000
      Less accumulated depreciation                           301,000
                                                             --------
                                                             $248,000
                                                             ========


4. ACCRUED EXPENSES

Accrued expenses at August 31, 1997 are as follows:

      Deferred compensation                                  $168,000
      Other                                                    80,000
                                                             --------
                                                              248,000
      Less current portion                                    132,000
                                                             --------
                                                             $116,000
                                                             ========


5. NOTE PAYABLE

During December of 1996, HomeAdd executed a warehouse line of credit with a bank in the amount of $500,000 that is used to finance loans made to third parties in connection with its consumer finance business. Borrowings under the line of credit were $19,000 at August 31, 1997. The loans made by HomeAdd are collateral for this line of credit. This line of credit bears interest at the bank's prime rate plus one percent. Under the terms of the loan agreement, HomeAdd is required to maintain tangible net worth of at least $500,000. The bank also requires that this tangible net worth include certain specified assets with maturity of five years or less in the amount of $500,000.

The Company incurred and paid interest cost of $16,000 during 1997. Approximately $3,000 of the total interest incurred and paid relates to the above arrangements with a bank and approximately $13,000 related to a deferred compensation arrangement.

                               RSI Holdings, Inc.

6. LEASES

On November 4, 1997, the Company's newly acquired subsidiary, executed a sublease agreement to rent for one year from Emergent Group, Inc. the office space that it occupied at $1,757 per month at the time of the purchase. In connection with the acquisition of the subsidiary, the Company also executed a lease agreement with Emergent Group, Inc. pursuant to which the Company paid $18,000 for the use of additional furniture and equipment for one year. These assets were used by the subsidiary in its previous operations.

The Company leases its principal executive offices under a month-to-month lease arrangement. Under the lease arrangement, the monthly rent was $885 and $354, respectively, during the years ended August 31, 1997 and August 31, 1996. The office space is leased from a corporation whose directors and officers include a Vice President and former director and wife of the Chairman of the Board of the Company and its shareholders all own more than 5% of the outstanding stock of the Company. Subsequent to year-end, the Company moved its executive offices and entered into a month-to-month lease arrangement in the amount of $2,250 per month. This office space is leased from a corporation which is owned by three shareholders.

The Company leases office facilities in Shelby, North Carolina at $350 per month under an arrangement that expires December 31, 1997.

The Company's operating subsidiary leases office space in Greenville, South Carolina at approximately $4,200 per month under an arrangement that expires September 1, 2002.

Additionally, the Company leases an automobile under a noncancelable operating lease that expires in November of 1997. The lease requires the Company to pay taxes, insurance, maintenance and repairs.

Total rental paid relating to operating leases for fiscal years 1997 and 1996 (net of sub-lease rental income of $23,000 during 1996) was $54,000 and $21,000, respectively.

                               RSI Holdings, Inc.

6. LEASES (CONTINUED)

The Company's obligations for minimum rentals under non-cancelable leases are as follows:

       Year Ending August 31
       ---------------------

               1998                                        $57,000
               1999                                         50,000
               2000                                         50,000
               2001                                         50,000
               2002                                         50,000


7. SHAREHOLDERS' EQUITY

On November 15, 1991, the Company adopted a Stock Option Plan that authorizes the Board of Directors to grant option of up to 250,000 shares of the Company's Common Stock. As of August 31, 1997, 172,500 shares have been awarded to plan participants.

All options under the Stock Option Plan were granted at not less than fair market value at dates of grant.

                               RSI Holdings, Inc.

7. SHAREHOLDERS' EQUITY (CONTINUED)


                                                                     Number             Average
                      Stock Options                                Of Shares          Option Price
      ----------------------------------------------               ---------        ---------------
      FISCAL YEAR 1996 ACTIVITY
      Options outstanding at September 1, 1995                       90,000             $0.125
      No shares were  granted or  exercised  during
        fiscal year 1996                                                  -                  -
                                                                    -------             ------
      Options outstanding at August 31, 1996
                                                                     90,000              0.125

      FISCAL YEAR 1997 ACTIVITY
      Options granted                                               102,500              0.375
      Options exercised                                               5,000              0.125
                                                                    -------             ------
      Options outstanding at August 31, 1997                        187,500        $0.125 - $0.375
                                                                    =======        ===============


The outstanding options at August 31, 1997 expire on June 4, 2002 and July 2, 2007 and had a weighted average remaining contractual life of approximately 7 years. There were 167,500 options currently exercisable with option prices ranging from $.125 to $.375 with a weighted average exercise price of $.235.

The Company also has an Incentive Award Plan that was adopted on November 15, 1991 that authorizes the Board of Directors to grant up to 250,000 shares to key management employees. At August 31, 1997 and during the two years ended August 31, 1997, there were no shares outstanding under the Incentive Award Plan.

As disclosed in Note 1, the Company adopted the disclosure only provisions of FAS 123. By adopting FAS 123, the Company's net loss available to common shareholder and net loss per share would not have been materially different from those amounts reported in the consolidated statement of operations; therefore, supplemental proforma information has not been disclosed as permitted by FAS 123.

                               RSI Holdings, Inc.

8. INCOME TAXES

During fiscal 1997, net deferred tax benefits were not recorded relating to temporary differences since the Company is not assured that the resulting additional deferred tax assets will be realized. Significant components of the Company's deferred tax assets and liabilities are as follows:

      ASSETS
      Net operating loss carryforward                            $3,638,000
      Insurance accruals                                             71,000
      Allowance for doubtful accounts                                10,000
      Other                                                          41,000
                                                                 ----------
                                                                  3,760,000
      Valuation allowance                                         3,755,000
                                                                 ----------
      Deferred tax assets                                             5,000

      LIABILITIES
      Depreciation                                                    5,000
                                                                 ----------
      Net deferred taxes                                         $        -
                                                                 ==========


At August 31, 1997, the Company has net operating loss carryforwards available for income tax purposes of approximately $9,900,000. Such carryforwards expire in 2006 through 2012. The Company's ability to use its existing net operating loss carryforward may be jeopardized or lost if the Company undergoes an "ownership change" as defined by the Internal Revenue code.

The valuation allowance increased $208,000, net during 1997.

9. AFFILIATED PARTY TRANSACTIONS

The secretary of the Company is a member of a law firm which represents the Company. Legal fees for services rendered by this firm to the Company amounted to approximately $18,000 and $35,000 for the 1997 and 1996 fiscal years, respectively.

See Note 6 concerning leases with affiliated parties.

                               RSI Holdings, Inc.

10. CONTINGENCIES

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

In addition, during January 1995, a complaint against the Company seeking damages in excess of the minimal jurisdictional amount was served. The Plaintiff alleges that he was injured while operating a vehicle that was sold by the Company. The Complaint also named the manufacturer of the vehicle. The manufacturer has accepted defense of the Company regarding this matter under reservation of rights. The Company believes, however, based on the arrangements with the manufacturer and the Company's own insurance, that this action should not have a material adverse effect on the Company's financial position.

                               RSI Holdings, Inc.

10. CONTINGENCIES (CONTINUED)

In February 1994, an individual served a complaint against the Company seeking damages in excess of $15,000 for injuries sustained while operating a turf care product sold by the Company. The complaint also included the manufacturer of the product. The manufacturer and its insurance carrier accepted defense of the Company regarding this matter. The case was settled in February 1997 and this case is now resolved in its entirety. The Company did not incur any liability in the settlement of this matter.

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

3.2.1    By-laws of RSI Holdings, Inc., as amended: Incorporated by reference to
         Exhibit 3.1.1 to the Form S-4.

3.2.2    Amendments to By-laws.

4.1      See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

4.1.1    Specimen of Certificate for RSI Holdings, Inc., common stock:
         Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

*10.1    RSI Holdings, Inc., Stock Option Plan, including an amendment:
         Incorporated by reference to Exhibit 10.9 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1990, File No. 0-18091 (the "1990 Form 10-K").

*10.1.1  Amendment to Stock Option Plan: Incorporated by reference to Exhibit
         10.9.1 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1992, as amended, File No. 0-18091 (the "1992 Form 10-K").

*10.1.2  Proposed Amendment to Stock Option Plan.

10.2 Agreement by and between the Company and Treadco, Inc. dated as of February 6, 1996: Incorporated by reference to Exhibit 10.1 to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the quarter ended February 29, 1996, File No. 0-18091.

10.3 Letter Agreement by and between the Registrant and Tresca Industries dated September 8, 1994: Incorporated by reference to Exhibit 10.18 to the 1994 Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1994, File No. 0-18091.

*10.4    RSI Holdings, Inc. Incentive Stock Award Plan, including an amendment:
         Incorporated by reference to Exhibit 10.8 to the 1990 Form 10-K.

*10.5    Amendment to Incentive Stock Award Plan: Incorporated by reference to
         Exhibit 10.8.1 to the 1992 Form 10-K.

10.6 Loan Agreement dated December 12, 1996 by and among the Company, CambridgeBanc, Inc. and First Union National Bank, together with related documents: Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended November 30, 1996, File No. 0-18091.

10.7 First Amendment to Loan Agreement dated as of August 25, 1997 by and among the Company, HomeAdd Financial Corporation, and First Union National Bank.

*10.8 Stock Option Agreement by and between the Registrant and C. C. Guy dated as of July 2, 1997.

*10.9 Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of July 2, 1997.

10.10 Lease Agreement by and between Hewitt Coleman Companies, Inc., Lessor and HomeAdd Financial Corporation, Lessee dated August 4, 1997.

10.11 Agreement by and between the Company and Fuller D. Tresca dated November 19, 1997.

21.      Subsidiaries of the Registrant.

23.      Consent of Ernst & Young LLP, Independent Auditors.

27.      Financial Data Schedule (For SEC use only)

99. Consent Decree and Judgment dated December 31, 1991 entered by the United States District Court for the Northern District of California in Wiegmann & Rose International Corp., a South Carolina corporation ("Wiegmann & Rose"), plaintiff, v. NL Industries, Inc., a New Jersey corporation, and Esselte Pendaflex Corporation, a New York corporation, defendants; NL Industries, Inc., a New Jersey corporation, and Esselte Pendaflex Corporation, a New York corporation, third party plaintiffs,
         v. Triple A Machine Shop, Inc., a California corporation ("Triple A"), third party defendant, C.A. No. C-88-4817 FMS: Incorporated by reference to Exhibit 28.1 to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on January 3, 1992, File No. 0-18091.

99.1 Settlement Agreement and Release by and between Wiegmann & Rose, Delta Woodside Industries, Inc., formerly known as RSI Corporation, a South Carolina corporation and Triple A: Incorporated by reference to Exhibit
         99.1 to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on November 18, 1996, File No. 0-18091.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 13 of Form 10-KSB.