Form 10QSB
period 1997-11-30
RSI HOLDINGS INC
filed 1998-01-14
CIK 853697

                    U. S. Securities and Exchange Commission
                            Washington, D. C. 20549


                                  FORM 10-QSB




(MARK ONE)

  X    Quarterly Report pursuant to Section 13 or 15(d) of the
----   Securities Exchange Act of 1934

For the Quarterly Period Ended  November 30, 1997 or

                                -----------------

       Transition Report pursuant to Section 13 or 15(d) of the
----   Securities Exchange Act of 1934

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

Common Stock, $.01 Par Value - 7,900,822 shares outstanding as of January 8,
1998

         Transitional Small Business Disclosure Format (check one):
          Yes         No   X
             -------    -------

                                      INDEX


                               RSI HOLDINGS, INC.




PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheet -- November 30, 1997                4

     Condensed consolidated statement of operations -- Three
     months ended November 30, 1997 and 1996                                  5

     Condensed consolidated statement of cash flows -- Three
     months ended November 30, 1997 and 1996                                  6

     Notes to condensed consolidated financial statements --
     November 30, 1997                                                        7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9

PART II. OTHER INFORMATION                                                   14

Item 1.  Legal Proceedings                                                   14

Item 2.  Changes in Securities                                               16

Item 3.  Default                                                             16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                   18

                               RSI Holdings, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                                November 30, 1997



Assets

Current Assets:
     Cash                                                         $  688,000
     Certificate of deposit                                          100,000
     Notes receivable                                                271,000
     Accounts receivable                                               7,000
     Prepaid expenses                                                 21,000
                                                                  ----------
Total current assets                                               1,087,000

Property and equipment
     Cost                                                            208,000
     Less accumulated depreciation                                    32,000
                                                                  ----------
                                                                     176,000
Other assets
     Restricted cash                                                 500,000
     Other                                                            15,000
                                                                  ----------
                                                                     515,000
                                                                  ----------
                                                                  $1,778,000
                                                                  ==========
Liabilities and shareholders' equity
Current liabilities:
     Trade accounts payable                                       $  106,000
     Accrued expenses                                                138,000
     Notes payable                                                   287,000
                                                                  ----------
                                                                     531,000

Deferred compensation                                                103,000

Shareholders' equity:
     Common Stock, $.01 par value-authorized
          25,000,000 shares, issued and outstanding
          7,900,822 shares at November 30, 1997                       79,000
     Excess of paid-in capital over par value                      3,776,000
     Deficit                                                      (2,711,000)
                                                                  ----------
                                                                   1,144,000

Contingencies (Note C)
                                                                  ----------
                                                                  $1,778,000
                                                                  ==========

See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)
                 Three Months ended November 30, 1997 and 1996


                                                          1997                1996
                                                      -----------          -----------
Revenues:
     Origination fees                                 $   117,000          $         0
     Gain on sale of loans                                 26,000                    0
                                                      -----------          -----------
         Total revenues                               $   143,000          $         0


Expenses
     Selling, general and administrative                  408,000          $   145,000
                                                      -----------          -----------
         Loss from operations                            (265,000)            (145,000)

Other income (expense)
     Interest income                                       15,000               34,000
     Rental income on asset held for sale                   6,000                7,000
     Gain on sale of real estate                           74,000                    0
     Interest expense                                      (4,000)              (4,000)
     Cost to settle lawsuit                               (42,000)            (300,000)
                                                      -----------          -----------
         Total other income (expense)                      49,000             (263,000)
                                                      -----------          -----------
Net loss                                              $  (216,000)         $  (408,000)
                                                      ===========          ===========

Net loss per share                                    $      (.03)         $      (.05)
                                                      ===========          ===========

Weighted average number of shares outstanding           7,900,822            7,973,019
                                                      ===========          ===========





See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                  Three Months ended November 30, 1997 and 1996



                                                          1997                 1996
                                                      -----------          -----------
Cash used in operating activities                     $  (516,000)         $  (412,000)

Investing activities
     Proceeds from sale of property                       321,000
     Acquisition of outstanding stock of
         HomeAdd Financial Corporation                                         (15,000)
     Purchase of equipment                               (153,000)
     Purchase of common stock                                                  (25,000)
     Organization expense                                                      (13,000)
     Other                                                  9,000
                                                      -----------          -----------
Net cash provided by (used in) investing activities       177,000              (53,000)
                                                      -----------          -----------
Financing activities
     Advances under bank lines of credit                1,327,000
     Payments on bank line of credit                   (1,059,000)
                                                      -----------
Net cash provided by financing activities                 268,000
                                                      -----------          -----------
Decrease in cash and cash equivalents                     (71,000)            (465,000)

Cash and cash equivalents at beginning of year            759,000            2,256,000
                                                      -----------          -----------
Cash and cash equivalents at end of quarter           $   688,000          $ 1,791,000
                                                      ===========          ===========




See accompanying notes.

RSI Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements at November 30, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10 - KSB for the year ended August 31, 1997.

Note B - Sale of Real Property

         On November 19, 1997, the Company sold a parcel of real estate that was located in Tampa, Florida for $425,000 less selling expenses of approximately $28,000. The depreciated cost of the property was $248,000. The purchase price was paid in a combination of cash and a $75,000 promissory note. The note is secured by a second mortgage and bears interest at 8.5% per annum and is payable by the purchaser over ten years. The gain on the sale is recognized under the cost recovery method. The gain to date recognized on the sale of the property of $74,000 is included in the results of operations for the period ended November 30, 1997.

              The principal balance of the note receivable is offset in the accompanying balance sheet by the gain that will be recognized as income as the principal amount of the note receivable is collected. Such amounts that have been deferred are as follows:

              Due within one year                  $ 5,000
              Due after one year                    70,000
                                                   -------
                                                   $75,000
                                                   =======


Note C - Contingencies

         On November 18, 1996, Wiegmann & Rose International Corp. ("Wiegmann & Rose"), a wholly-owned subsidiary of the Company, entered into an agreement to settle a lawsuit brought by Triple A Machine Shop, Inc. ("Triple A") relating to environmental contamination on property formerly owned by Wiegmann & Rose and sold to Triple A in 1987. Pursuant to the settlement agreement Wiegmann & Rose paid to Triple A the sum of three hundred thousand ($300,000) dollars in exchange for settlement of the lawsuit as well as Triple A's release of Wiegmann & Rose and the Company from any further liability to Triple A in connection with the property or under the agreement made at the time of the sale of property.

         The Company is one of several defendants in a lawsuit filed in July 1993 claiming indemnification with respect to payments due and the cost of performing certain covenants and obligations under a land lease agreement allegedly in default. During December 1997, an agreement in principal was reached among the parties to settle this lawsuit. The proposed settlement that involves the payment by the Company of $42,000 to end claims by all parties to this litigation. The Company understands that settlement documents are currently being prepared. The settlement amount of $42,000 is accrued in the accompanying statements as of November 30, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Special Cautionary Notice Regarding Forward-Looking Statements.

         This Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act. Forward-looking statements are indicated by such terms as "expects", "plans", "anticipates", and words to similar effect. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors ("Cautionary Statements") that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this Report on Form 10-QSB including, without limitation, those factors discussed in the paragraph immediately preceding the heading "Liquidity and Capital Resources" on page 12 and otherwise herein. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

Results of Operations

         The Company acquired a consumer loan business during fiscal year 1997. The Company has no other business operations. The following discussion of the results of operations during the three months ended November 30, 1997 relates to the consumer loan business.

         Revenues were $143,000 during the three months ended November 30, 1997 and consisted of loan origination fees and gain from the sale of the loans made. There were no revenues during the three months ended November 30, 1996.

         General and administrative expenses include expenses incurred by HomeAdd of $293,000 during the three months ended November 30, 1997 as compared to $44,000 during the three months ended November 30, 1996. The remaining general and administrative expenses primarily consist of salaries, legal, audit and other administrative expenses incurred by the Company. The HomeAdd expenses primarily relate to advertising, salaries, and various administrative expenses of HomeAdd.

         The real property located in Tampa, Florida was sold during November 1997 for $425,000 less selling expenses of $28,625. The depreciated cost of the property was $248,000. The purchase price was paid in a combination of cash and a $75,000 promissory note. The note is secured by a second mortgage on the property. The property is subject to a first mortgage with a bank that is payable by the purchaser of the property in the amount of approximately $319,000. Because of the purchaser's relatively small equity in the property, there can be no assurance that the Company would be able to recover the principle amount of the note if the purchaser were to default on the note. Neither can there be any assurance that the Company will receive timely payments on the note. Gain to the extent of the proceeds represented by the note receivable is deferred and will be recognized as income as the principal amount of the note receivable is collected. The remaining gain on sale of the property of $74,000 is included in the results of operations for the period ended November 30, 1997.

         The results of operations for the three months ended November 30, 1997 included $42,000 accrued as the amount expected to be paid to settle the lawsuit relating to Holiday Inns, Inc. litigation involving RSI Corporation and Sparjax Corporation. Under the terms of an agreement in principle that was reached during December 1997, the Company will be required to pay $42,000 to end claims by all parties to this litigation against the Company, RSI Corporation or Sparjax Corporation. For further discussion of the settlement of the lawsuit, reference is made to Part II, Item 1, "Legal Proceedings," which is incorporated herein by reference.

         HomeAdd offers high loan-to-value loans ("HLTV Loans") to certain qualified borrowers that permit the loan proceeds to be used for debt consolidation and home improvements. Under the terms of these HLTV loans, HomeAdd will make loans secured by a second or third mortgage in which the loans can be up to 125% of the estimated fair value of the real property. A qualified borrower is required to be a homeowner with acceptable levels of income and have an acceptable credit history. Approximately 97% of loan volume during the three months ended November 30, 1997 consisted of HLTV Loans. The Company expects that most of the loans made during fiscal 1998 will be HLTV Loans.

         HomeAdd also offers Title I home improvement loans ("Title I Loans") under the Title I program administrated by the Federal Housing Administration ("FHA"). HomeAdd was approved by FHA as a Title I lender during 1995. The Title I program was established by Title I of the National Housing Act of 1934. Loans made under the Title I program are 90% guaranteed by the United States Department of Housing and Urban Development ("HUD"). In addition to the FHA Title I license, HomeAdd has to apply for licenses to operate under the banking laws of each State in which this business chooses to operate. Approximately 3% of HomeAdd's loan volume during the three months ended November 30, 1997 were Title I home improvement loans. The Company does not expect Title I home improvement loans to be a material portion of its business during fiscal 1998.

         HomeAdd is currently authorized to operate under the laws of South Carolina and North Carolina. HomeAdd is subject to ongoing monitoring by regulatory authorities and the failure to comply with applicable regulations could result in the forfeiture of licenses on which the business is dependent.

         The Company sells substantially all of the loans it originates on a non-recourse basis in the secondary market. The non-recourse basis means that the Company represents that loans were properly documented and made in accordance with applicable lending criteria, but that the purchaser of the loans assumes the full credit risk. The Company's credit guidelines for the Company's loans currently meet the underwriting criteria of the current loan purchasers. During the three months ended November 30, 1997, the Company made loans aggregating $1,461,000 of which $42,000 in loans were made under the Title I Loan program and $1,419,000 in loans were made under the HLTV Loan program. Substantially all of the loans were sold on a non-recourse basis in the secondary market ($271,000 of these were sold during December of 1997).

         As of November 30, 1997, HomeAdd had ten employees. The initial office in Greenville, South Carolina includes sales, underwriting and administrative personnel. An additional sales office in Charlotte, North Carolina opened on April 1, 1997, but the Company determined that it was more cost effective to generate its loan activities through direct mail solicitations directed to the Charlotte area from its Greenville, South Carolina office, accordingly, the Charlotte, North Carolina office was closed during October of 1997. The Company currently has no plans to open additional sales offices. The Company currently plans to attempt to increase its volume of loans made by soliciting in additional markets, first in North Carolina and then possibly other Southeastern States. During September 1997, the Company began soliciting loans in the Greensboro/Winston Salem, North Carolina area and during January 1998 began soliciting in the Raleigh/Durham, North Carolina area. The Company faces stiff competition in these markets. Additional personnel will be added when and if the volume of loans increases to a level that requires the additional personnel. If HomeAdd achieves its budgeted operating goals, the Company estimates that 14 employees will be required by HomeAdd at August 31, 1998. There is no assurance, however, that its operating goals can be accomplished.

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

         The Company expects that HomeAdd will continue to operate at a loss during, at a minimum, fiscal year 1998, but based on its business plan, currently expects HomeAdd to operate at a modest profit by fiscal 1999. Management expects that the Company as a whole will operate at a loss during fiscal 1999. The foregoing are forward-looking statements and the Company cautions that there can be no assurance that the goal of profitability can be achieved. An important factor which could cause the Company's results to differ materially from the forward-looking statement include lower origination volume due to real estate market conditions that might affect the appraised values of the real property that would be used as collateral for the loans that HomeAdd plans to originate. HomeAdd's business might be reduced if values of the collateral increase and HomeAdd's customers might then qualify for more traditional sources of credit such as banks. Another important factor is the adverse consequences of changes in interest rate environment such as increases in rates that might reduce the number of customers that would be willing to execute loans at the higher rates. Other factors that could cause the Company's results to differ materially from the forward-looking statement include, but are not limited to, the following: inability of borrowers to repay their loans and the increased risk of default in that this would adversely affect the ability of the Company to sell its loans; the limited operating history of lending operations in that HomeAdd has only had a Title I lending license since November of 1995 and most of its personnel were employed by HomeAdd during fiscal year 1997; general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors that might affect the credit rating of its customers in which case HomeAdd would no longer be able to make loans to these potential customers with reduced credit ratings because HomeAdd would not be able to sell the loans for an amount that would be profitable for HomeAdd; loss of funding sources, particularly since the Company currently only has arrangements for a credit facility with one bank; loss of ability to sell loans since the Company does not have sufficient resources to finance holding a substantial number of loans to their maturity; general lending risks that might result in HomeAdd making uncollectible loans or loans that it would be unable to sell; dependence on Federal programs particularly since the need to continue the Title I Loan program is now under discussion by HUD officials; impact of competition, particularly since almost all of HomeAdd's competitors or potential competitors, particularly banks, are substantially larger and have significantly greater capital, experience and other resources than the Company, and many competitors and potential competitors, particularly banks, already have existing relationships with the Company's potential customers; regulation of lending activities in that HomeAdd, in addition to the FHA Title I license discussed below, operates under the banking laws of various States; changes in the regulatory environment in that both the Federal government and each State in which HomeAdd operates might make changes in the regulations under which HomeAdd operates or in the interpretation of existing regulations at any time and HomeAdd may not be able to comply with these regulations; and dependence on key executives, particularly since HomeAdd and the Company have a limited number of personnel.

Liquidity and Capital Resources

         Anticipated Liquidity Requirements

         As discussed below under "Cash and Cash Equivalents" and "Debt Arrangements," the Company currently has substantial cash liquidity and, although there can be no assurance in this regard, anticipates that such capital resources will be sufficient to enable the Company to meet its liquidity requirement during the next twelve months.

         Refer to Item 1 of Part II, "Legal Proceedings" for a discussion of the Company's contingent liabilities.

         Sale of real property

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

         Cash and Cash Equivalents

         Cash and cash equivalents in the amount of $688,000 as of November 30, 1997 included certificates of deposits issued by a bank in the amount of $201,000 and United States treasury bills with a maturity of three months when purchased and having a cost basis of $224,000. Cash in excess of the amounts invested in United States treasury bills is invested as available in a money market fund, which may be liquidated by the Company to meet its cash needs on a daily basis. The Company earned approximately $7,000 on its cash and cash equivalents investments during the three months ended November 30, 1997.

         U. S. Treasury Bill

         The Company is required as described in the following paragraph to maintain an investment in HomeAdd of $500,000. On November 28, 1997, a U. S. Treasury bill with a face value of $515,000 matured and was subsequently reinvested in a Federal Home Loan Bank Bond that matures on June 19, 1997 at $500,000 and bears interest at 5.9%. The investments of HomeAdd earned approximately $7,000 during the three months ended November 30, 1997.

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

         Capital Requirements for HomeAdd

         During the year ended August 31, 1997, the Company invested $924,000 in HomeAdd and during the three months ended November 30, 1997 invested an additional $208,000. The investment was used as follows: acquisition of common stock - $15,000, equipment rental for first year - $18,000, purchase of U. S. Treasury bill - $500,000, purchase of money market account - $25,000 and operating capital of $654,000. HUD requires that HomeAdd have an adjusted net worth of at least $250,000. Given its cash and cash equivalents position, the Company believes that it has the capacity to provide the additional capital that will be required by HomeAdd during fiscal 1998. The Company presently anticipates that it will need additional external sources of capital at least by fiscal year 1999 and presently intends to explore an increase in a bank line of credit.

         Year 2000

         The Company has assessed key financial, informational and operational systems. Management does not anticipate that the Company will encounter significant operational issues relating to the Year 2000 problem. Furthermore, the financial impact of making required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

PART II.  Other information

ITEM 1. Legal Proceedings

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

         Holiday Inns, Inc. Litigation

         RSI Corporation (now Delta Woodside), the former parent corporation of the Company, and Sparjax Corporation, RSI Corporation's now-dissolved subsidiary, are among several defendants in a lawsuit filed on July 29, 1993 by Holiday Inns, Inc. in the Circuit Court of the Fourth Judicial Circuit for Duval County, Florida. This lawsuit is described in detail in the Company's annual report on Form 10-KSB for the fiscal year ended August 31, 1997.

         The trial court recently removed the case from the trial docket upon being notified that a settlement between Sam Spevak, the owner of the property, and Holiday Inns and WMI, Inc. (and its individual guarantors) has been reached. Counsel for the Company has asked for and are awaiting receipt of the settlement documents. Counsel for the Company has been advised that the settlement amount is less than $2,000,000. During December 1997, an agreement in principal was reached to settle the Holiday Inn claim against the Company, RSI Corporation and Sparjax Corporation as well as a number of other defendants. The settlement involves the payment by the Company of $42,000 to end claims by all parties to this litigation against the Company, RSI Corporation and Sparjax Corporation. The Company is informed that settlement documents are currently being prepared. There can be no assurance that the settlement will be consummated. The $42,000 settlement has been accrued in the accompanying financial statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Listing of Exhibits

                27     Financial Data Schedule (electronic filing only)

         (b)    Reports on Form 8-K

         There were no reports on Form 8-K filed during the fiscal quarter ended November 30, 1997.

                                   SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               RSI HOLDINGS, INC.
                                           --------------------------



 January 14, 1998                          /s/ Joe F. Ogburn
-------------------                        --------------------------
     (Date)                                Joe F. Ogburn,
                                           Vice President and Treasurer
                                           (Principal Accounting Officer)