Form 10QSB
period 1998-02-28
RSI HOLDINGS INC
filed 1998-04-14
CIK 853697

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10 - QSB




        (MARK ONE)

 [ X ] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended  February 28, 1998 or
                                -----------------

 [   ]    Transition Report pursuant to Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

For the Transition Period From                   to
                                 --------------       ---------------

COMMISSION FILE NUMBER 0-18091

                               RSI HOLDINGS, INC.
 ------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        NORTH CAROLINA                              56-1200363
----------------------------------           -------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

                      28 East Court Street, P. O. Box 6847
                        Greenville, South Carolina 29606
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (864) 271-7171
  -----------------------------------------------------------------------------
                            Issuer's telephone number


                                 Not Applicable
 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Common Stock, $.01 Par Value - 7,900,822 shares outstanding as of April 8, 1998

         Transitional Small Business Disclosure Format (check one):

                              Yes       No   X
                                 -----     -----

                                      INDEX


                               RSI HOLDINGS, INC.




PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheet -- February 28, 1998                4

     Condensed consolidated statement of operations -- Three
     and six months ended February 28, 1998 and 1997                          5

     Condensed consolidated statement of cash flows -- Six
     months ended February 28, 1998 and 1997                                  6

     Notes to condensed consolidated financial statements --
     February 28, 1998                                                        7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9

PART II. OTHER INFORMATION                                                   14

Item 1.  Legal Proceedings                                                   14

Item 2.  Changes in Securities                                               14

Item 3.  Default                                                             14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                   16

                               RSI Holdings, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                                February 28, 1998


Assets

Current Assets:
     Cash                                                            $  358,000
     Certificate of deposit                                             100,000
     Notes receivable - held for sale                                   250,000
     Accounts receivable                                                 11,000
     Prepaid expenses                                                    34,000
                                                                     ----------
Total current assets                                                    753,000

Property and equipment
     Cost                                                               209,000
     Less accumulated depreciation                                       38,000
                                                                     ----------
                                                                        171,000
Other assets
     Restricted cash                                                    500,000
     Other                                                               14,000
                                                                     ----------
                                                                        514,000
                                                                     ----------
                                                                     $1,438,000
                                                                     ==========
Liabilities and shareholders' equity
Current liabilities:
     Trade accounts payable                                          $   38,000
     Accrued expenses                                                   141,000
     Notes payable                                                      222,000
                                                                     ----------
                                                                        401,000

Deferred compensation                                                    89,000

Shareholders' equity:
     Common Stock, $.01 par value-authorized
        25,000,000 shares, issued and outstanding
        7,900,822 shares at February 28, 1998                            79,000
     Excess of paid-in capital over par value                         3,776,000
     Deficit                                                         (2,907,000)
                                                                     ----------
                                                                        948,000



Contingencies (Note C)
                                                                     ----------
                                                                     $1,438,000
                                                                     ==========

See accompanying notes

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)
             Three and Six Months ended February 28, 1998 and 1997



                                                    Three Months                        Six Months
                                           -----------------------------       -----------------------------
                                               1998              1997              1998              1997
                                           -----------       -----------       -----------       -----------
Revenues:
     Origination fees                      $   141,000       $    39,000       $   258,000       $    39,000
     Gain on sale of loans                      32,000            10,000            58,000            10,000
                                           -----------       -----------       -----------       -----------
         Total revenues                        173,000            49,000           316,000            49,000


Expenses
     Selling, general and
         administrative                        383,000           266,000           791,000           411,000
                                           -----------       -----------       -----------       -----------
     Loss from operations                     (210,000)         (217,000)         (475,000)         (362,000)

Other income (expense)
     Interest income                            19,000            21,000            34,000            55,000
     Rental income                                   0             7,000             6,000            14,000
     Gain on sale of real estate                 1,000                 0            75,000                 0
     Interest expense                           (6,000)           (3,000)          (10,000)           (7,000)
     Cost to settle lawsuit                          0                 0           (42,000)         (300,000)
                                           -----------       -----------       -----------       -----------
         Total other income (expense)           14,000            25,000            63,000          (238,000)
                                           -----------       -----------       -----------       -----------
Net loss                                   $  (196,000)      $  (192,000)      $  (412,000)      $  (600,000)
                                           ===========       ===========       ===========       ===========

Net loss per share                         $      (.02)      $      (.03)      $      (.05)      $      (.08)
                                           ===========       ===========       ===========       ===========
Weighted average number
     of shares outstanding                   7,900,822         7,895,822         7,900,822         7,934,634
                                           ===========       ===========       ===========       ===========




See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                   Six Months ended February 28, 1998 and 1997



                                                             1998              1997
                                                         -----------       -----------
Cash used in operating activities                        $  (775,000)      $  (578,000)

Investing activities
     Proceeds from sale of property                          326,000              --
     Acquisition of outstanding stock of
         HomeAdd Financial Corporation                          --             (15,000)
     Purchase of equipment                                  (163,000)           (2,000)
     Purchase of common stock                                   --             (25,000)
     Organization expense                                       --             (13,000)
     Other                                                     8,000              --
                                                         -----------       -----------
Net cash provided by (used in) investing activities          171,000           (55,000)
                                                         -----------       -----------
Financing activities
     Advances under bank line of credit                    3,019,000           552,000
     Payments on bank line of credit                      (2,816,000)         (552,000)
                                                         -----------       -----------
Net cash provided by financing activities                    203,000              --
                                                         -----------       -----------
Decrease in cash and cash equivalents                       (401,000)         (633,000)
Cash and cash equivalents at beginning of year               759,000         2,256,000
                                                         -----------       -----------
Cash and cash equivalents at end of period               $   358,000       $ 1,623,000
                                                         ===========       ===========




See accompanying notes.

RSI Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements at February 28, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 -QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10 - KSB for the year ended August 31, 1997.

 Note B - Sale of Real Property

         On November 19, 1997, the Company sold a parcel of real estate that was located in Tampa, Florida for $425,000 less selling expenses of approximately $28,000. The depreciated cost of the property was $248,000. The purchase price was paid in a combination of cash and a $75,000 promissory note. The note is secured by a second mortgage and bears interest at 8.5% per annum and is payable by the purchaser over ten years. The gain on the sale is recognized under the cost recovery method. The gain to date recognized on the sale of the property of $75,000 is included in the results of operations for the period ended February 28, 1998.

         The principal balance of the note receivable is offset in the accompanying balance sheet by the gain that will be recognized as income as the principal amount of the note receivable is collected. Such amounts that have been deferred are as follows:

              Due within one year                            $ 5,000
              Due after one year                              69,000
                                                             -------
                                                             $74,000
                                                             =======
Note C - Contingencies

         The Company is one of several defendants in a lawsuit filed in July 1993 claiming indemnification with respect to payments due and the cost of performing certain covenants and obligations under a land lease agreement allegedly in default. During December 1997, an agreement in principal was reached among the parties to settle this lawsuit. The proposed settlement that involves the payment by the Company of $42,000 to end claims by all parties to this litigation. The Company understands that settlement documents have been circulated to all counsel for review. The settlement amount of $42,000 is accrued in the accompanying statements as of February 28, 1998.

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

Note D - Earnings (loss) per common share

         In 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings per Share. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earnings per share are not presented as the Company has experienced losses from continuing operations for all periods presented and the exercise of outstanding options would be antidilutive. All earnings (loss) per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement No. 128 requirements.

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

Results of Operations

         The Company acquired a consumer loan business during fiscal year 1997. The Company has no other business operations. The following discussion of the results of operations during the three and six months ended February 28, 1998 as compared to the three and six months ended February 28, 1997 relates to the consumer loan business.

         Revenues were $173,000 and $316,000, respectively, during the three and six months ended February 28, 1998 and consisted of loan origination fees and gain from the sale of the loans made. Revenues were $49,000 during the three and six months ended February 28, 1997.

         Selling, general and administrative expenses include expenses incurred by HomeAdd of $274,000 and $567,000, respectively, during the three and six months ended February 28, 1998 as compared to $138,000 and $182,000, respectively, during the three and six months ended February 28, 1997. The remaining general and administrative expenses primarily consist of salaries, legal, audit and other administrative expenses incurred by the Company. The HomeAdd expenses primarily relate to advertising, salaries, and various administrative expenses of HomeAdd.

         The real property located in Tampa, Florida was sold during November 1997 for $425,000 less selling expenses of $28,625. The depreciated cost of the property was $248,000. The purchase price was paid in a combination of cash and a $75,000 promissory note. The note is secured by a second mortgage on the property. The property is subject to a first mortgage with a bank that is payable by the purchaser of the property in the amount of approximately $319,000. Because of the purchaser's relatively small equity in the property, there can be no assurance that the Company would be able to recover the principal amount of the note if the purchaser were to default on the note.

Neither can there be any assurance that the Company will receive timely payments on the note. Gain to the extent of the proceeds represented by the note receivable is deferred and will be recognized as income as the principal amount of the note receivable is collected. The remaining gain on sale of the property of $75,000 is included in the results of operations for the period ended February 28, 1998.

         The results of operations for the six months ended February 28, 1998 included $42,000 accrued as the amount expected to be paid to settle the lawsuit relating to Holiday Inns, Inc. litigation involving RSI Corporation, the former parent corporation of the Company, and Sparjax Corporation, RSI Corporation's now-dissolved subsidiary. Under the terms of an agreement in principle that was reached during December 1997, the Company will be required to pay $42,000 to end claims by all parties to this litigation against the Company, RSI Corporation or Sparjax Corporation. For further discussion of the settlement of the lawsuit, reference is made to Part II, Item 1, "Legal Proceedings," which is incorporated herein by reference.

         HomeAdd offers high loan-to-value loans ("HLTV Loans") to certain qualified borrowers that permit the loan proceeds to be used for debt consolidation and home improvements. Under the terms of these HLTV loans, HomeAdd will make loans secured by a second or third mortgage in which the total loans outstanding on that property can be up to 125% of the estimated fair value of the real property. A qualified borrower is required to be a homeowner with acceptable levels of income and have an acceptable credit history. Substantially all of the loan volume during the six months ended February 28, 1998 consisted of HLTV Loans. The Company expects that most of the loans made during fiscal 1998 will be HLTV Loans.

         HomeAdd also offers Title I home improvement loans ("Title I Loans") under the Title I program administrated by the Federal Housing Administration ("FHA"). HomeAdd was approved by FHA as a Title I lender during 1995. The Title I program was established by Title I of the National Housing Act of 1934. Loans made under the Title I program are 90% guaranteed by the United States Department of Housing and Urban Development ("HUD"). In addition to the FHA Title I license, HomeAdd has to apply for licenses to operate under the banking laws of each State in which it intends to operate. Approximately 1% of HomeAdd's loan volume during the six months ended February 28, 1998 were Title I home improvement loans. The Company does not expect Title I home improvement loans to be a material portion of its business during fiscal year 1998.

         HomeAdd is currently authorized to operate under the laws of South Carolina and North Carolina. HomeAdd is subject to ongoing monitoring by state banking authorities and the failure to comply with applicable regulations could result in the forfeiture of licenses on which the business is dependent.

         The Company sells substantially all of the loans it originates on a non-recourse basis in the secondary market. The non-recourse basis means that the Company represents that loans were properly documented and made in accordance with applicable lending criteria, but that the purchaser of the loans assumes the full credit risk. The Company's credit guidelines for the Company's loans currently meet the underwriting criteria of the current loan purchasers. During the six months ended February 28, 1998, the Company made loans aggregating $3,318,000 of which $42,000 in loans were made under the Title I Loan program and $3,276,000 in loans were made under the HLTV Loan program. Substantially all of the loans were sold on a non-recourse basis in the secondary market ($250,000 of these were sold during March of 1998).

         As of February 28, 1998, HomeAdd had twelve employees located in its office in Greenville, South Carolina that included sales, underwriting and administrative personnel. The Company presently solicits loans throughout South Carolina, the Asheville/Hendersonville, North Carolina area, the Charlotte, North Carolina area, the Greensboro/Winston Salem, North Carolina area and during January 1998 began soliciting in the Raleigh/Durham, North Carolina area. These areas include a substantial part of the more heavily populated areas of North Carolina. The Company faces stiff competition in these markets. The future plans of HomeAdd include plans to attempt to increase its volume of loans through direct mail solicitations in certain other Southeast States. HomeAdd will apply for authorization to operate under the banking laws of those states. Additional personnel will be added when and if the volume of loans increases to a level that requires the additional personnel. If HomeAdd achieves its budgeted operating goals, the Company estimates that 14 employees will be required by HomeAdd at August 31, 1998. There is no assurance, however, that its operating goals can be accomplished.

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

         HomeAdd attempts to sell, on a non-recourse basis, all of its loans on the secondary market to wholesale buyers. HomeAdd does not have the capital that would be necessary to make a significant volume of loans unless it is able promptly to sell its loans on the secondary market. There can be no assurance that the secondary market for loans will continue to be available to HomeAdd. Adverse changes in the secondary market could materially impair HomeAdd's ability to originate and sell loans on a favorable or timely basis. Delays in the sale of a loan pool beyond a quarter-end could result in greater losses for such quarter. If HomeAdd is unable to sell its loans on the secondary market, its ability to grow could be materially impaired and its results of operations and financial condition could be materially and adversely affected. See Liquidity and Capital Resources - Capital Requirements for HomeAdd.

         The Company expects that HomeAdd will continue to operate at a loss during, at a minimum, fiscal year 1998, but based on its business plan, currently expects HomeAdd to operate at a modest profit by fiscal 1999. Management expects that the Company as a whole will operate at a loss during fiscal 1999. The foregoing are forward-looking statements and the Company cautions that there can be no assurance that the goal of profitability can be achieved. An important factor which could cause the Company's results to differ materially from these current estimates include lower origination volume due to real estate market conditions that might affect the appraised values of the real property that would be used as collateral for the loans that HomeAdd plans to originate. HomeAdd's business might be reduced if values of the collateral increase and HomeAdd's customers thereby qualify for more traditional sources of credit such as banks. Rising property values also might lead to an increase in prepayments which would reduce the profitability in the secondary market for HomeAdd's loans and might have a negative impact on the ability of HomeAdd to sell its loans. Another important factor is the adverse consequences of changes in the interest rate environment such as increases in rates that might reduce the number of customers that would be willing to execute loans. Other factors that could cause the Company's results to differ materially from these forward-looking statements include, but are not limited to, the following: changes in economic conditions which could
(i) increase the default rate for loans originated by the Company and adversely affect the Company's ability to sell its loans and (ii) reduce the Company's potential customer base by decreasing the credit worthiness of potential customers below the minimum levels at which it is profitable for the Company to make and sell loans; the limited operating history of HomeAdd (which has been in business only since 1995) available for reference in attempting to gauge the prospects of the Company's lending business; inability to sell loans or the loss of outside funding sources (currently limited to a single line of credit with a bank), either of which could severely and adversely affect the lending operations because the Company does not have sufficient internal resources to finance holding a substantial number of loans until their maturity; the adverse effects of competition, particularly in light of the existing customer relationships and greater capital, experience and other resources of the Company's competitors and potential competitors, especially banks; changes in substance, enforcement or interpretation of applicable federal and state laws and regulations, which could impose requirements which the Company would be unable to meet; and the loss of key executives which the Company might be unable to replace due to its limited number of personnel.

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

         Sale of real property

         The Company executed a contract to sell its office and warehouse facility in Tampa, Florida for $425,000, less certain selling expenses, during August of 1997. The sale was consummated on November 19, 1997. Under the terms of the agreement, the Company financed $75,000 of this sales price over ten years and holds a second mortgage on the Tampa property bearing interest at 8.5% interest. The Company can offer no guarantee as to the creditworthiness of the purchaser of the building. Proceeds from the sale of the Tampa facility were applied first to the payment of expenses related to the sale, and remaining proceeds were used to provide operating capital for HomeAdd.

         Cash and Cash Equivalents

         Cash and cash equivalents in the amount of $358,000 as of February 28, 1998 included an United States treasury bill with a maturity of three months when purchased and having a cost basis of $125,000. Cash in excess of the amounts invested in United States treasury bills is invested as available in a money market fund, which may be liquidated by the Company to meet its cash needs on a daily basis. The Company earned approximately $13,000 on its cash and cash equivalents investments during the six months ended February 28, 1998.

         U. S. Treasury Bill

         The Company is required as described in the following paragraph to maintain an investment in HomeAdd of $500,000. On February 28, 1998, HomeAdd owned a Federal Home Loan Bank Bond that matures on June 19, 1998 at $500,000 and bears interest at 5.9%. The investments of HomeAdd earned approximately $13,000 during the six months ended February 28, 1998.

         Debt Arrangements

         During December of 1996, HomeAdd executed a warehouse line of credit with a bank in the amount of $500,000 that is used to finance loans made to third parties in connection with its consumer finance business. The loans made by HomeAdd are collateral for this line of credit. This line of credit bears interest at the bank's prime rate plus one percent. During August of 1997, HomeAdd executed an amendment to the line of credit agreement in which, among other things, the bank extended the time for repayment of an advance from fifteen days to twenty-five days. Under the terms of the loan agreement and an agreement that the Company has executed with HomeAdd, HomeAdd is required to maintain tangible net worth of at least $500,000. See the next paragraph for the amount of net worth required by HUD. The bank also requires that this tangible net worth include certain specified assets with maturity of five years or less in the amount of $500,000. This line of credit expires on April 30, 1998.

         Capital Requirements for HomeAdd

         The Company invested $924,000 in HomeAdd during the fiscal year ended August 31, 1997 and an additional $384,000 during the six months ended February 28, 1998. The investment was used as follows: acquisition of common stock - $15,000, equipment rental for first year - $18,000, purchase of U. S. Treasury bill - $500,000, purchase of money market account - $25,000 and operating capital of $750,000. HUD requires that HomeAdd have an adjusted net worth of at least $250,000. Given its cash and cash equivalents position, the Company believes that it has the capacity to provide the additional capital that will be required by HomeAdd during fiscal 1998. The Company presently anticipates that it will need additional external sources of capital at least by fiscal year 1999 and discussions are underway with a bank to increase the bank line of credit.

         Year 2000

         Many existing hardware and software computer systems were designed to accept only two-digit date entries for the year, assuming that the first two digits of every year are "19." When confronted with a date in the year 2000 or beyond, such systems may react by malfunctioning or failing entirely. The Company has assessed key financial, informational and operational systems. Management does not anticipate that the Company will encounter significant operational issues relating to the Year 2000 problem. Furthermore, the financial impact of making required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

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

         During December 1997, an agreement in principle was reached to settle the Holiday Inn claim against the Company, RSI Corporation and Sparjax Corporation as well as all other defendants. The settlement involves the payment by the Company of $42,000 to end claims by all parties to this litigation against the Company, RSI Corporation and Sparjax Corporation. The Company is informed that settlement documents have been circulated to all counsel for review and comment. There can be no assurance that the settlement will be consummated. The $42,000 settlement has been accrued in the accompanying financial statements.


ITEM 2.   CHANGES IN SECURITIES*

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES*

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following summarizes the votes at the Annual Meeting of the Company's shareholders held on January 15, 1998.

                                                                     Broker
      Matter         For      Against     Withheld    Abstentions   Nonvotes
      ------         ---      -------     ---------   -----------   --------
Election of
Directors

Buck Mickel       7,008,392         0       92,773              0         0
C. C. Guy         7,013,815         0       87,350              0         0
Charles M. Bolt   7,013,815         0       87,350              0         0
Buck A. Mikel     7,013,815         0       87,350              0         0

Ratification of
proposal to amend
stock option plan
from 250,000 to
750,000 shares    5,836,393    49,646            0        268,495         0

Ratification of
Appointment of
Ernst & Young LLP
for fiscal 1998   7,010,303     2,172            0         88,690         0

ITEM 5.  OTHER INFORMATION*

* Items 2, 3, and 5 are not presented as they are not applicable or the information required thereunder is substantially the same as information previously reported.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Listing of Exhibits

                  27 Financial Data Schedule (electronic filing only)

         (b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the second quarter ended February 28, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            RSI HOLDINGS, INC.
                                        --------------------------



 April 14, 1998                         /s/ Joe F. Ogburn
---------------                         ------------------------------
    (Date)                                      Joe F. Ogburn,
                                        Vice President and Treasurer
                                        (Principal Accounting Officer)