Form 10QSB
period 1998-05-31
RSI HOLDINGS INC
filed 1998-07-14
CIK 853697

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10 - QSB




(MARK ONE)

  X    Quarterly Report pursuant to Section 13 or 15 (d) of the
----
           Securities Exchange Act of 1934

For the Quarterly Period Ended  May 31, 1998 or
                                -----------------
       Transition Report pursuant to Section 13 or 15 (d) of the
----
       Securities Exchange Act of 1934

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

Common Stock, $.01 Par Value - 7,900,822 shares outstanding as of July 8, 1998

         Transitional Small Business Disclosure Format (check one):

         Yes         No    X
             -------    -------

                                      INDEX


                               RSI HOLDINGS, INC.




PART I.  FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheet -- May 31, 1998                  4

     Condensed consolidated statement of operations -- Three
     and nine months ended May 31, 1998 and 1997                           5

     Condensed consolidated statement of cash flows -- Nine
     months ended May 31, 1998 and 1997                                    6

     Notes to condensed consolidated financial statements --
     May 31, 1998                                                          7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9


PART II. OTHER INFORMATION                                                14

Item 1.  Legal Proceedings                                                14

Item 2.  Changes in Securities                                            14

Item 3.  Defaults upon Senior Securities                                  15

Item 4.  Submission of Matters to a Vote of Security Holders              15

Item 5.  Other Information                                                15

Item 6.  Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                16

                               RSI Holdings, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                                  May 31, 1998


Assets

Current Assets:
     Cash                                                   $  249,000
     Notes receivable - held for sale                          675,000
     Accounts receivable                                       119,000
     Prepaid expenses                                           63,000
                                                            ----------
Total current assets                                         1,106,000

Property and equipment:
     Cost                                                      231,000
     Less accumulated depreciation                              48,000
                                                            ----------
                                                               183,000
Other assets:
     Restricted investment                                     500,000
     Other                                                      13,000
                                                            ----------
                                                               513,000
                                                            ----------
                                                            $1,802,000
                                                            ==========
Liabilities and shareholders' equity

Current liabilities:
     Trade accounts payable                                 $   43,000
     Accrued expenses                                          160,000
     Note payable - bank                                       613,000
                                                            ----------
                                                               816,000

Deferred compensation                                           74,000

Shareholders' equity:
     Common Stock, $.01 par value-authorized
       25,000,000 shares, issued and outstanding
       7,900,822 shares at May 31, 1998                         79,000
     Excess of paid-in capital over par value                3,776,000
     Deficit                                                (2,943,000)
                                                            ----------
                                                               912,000


Contingencies (Note C)

                                                            ----------
                                                            $1,802,000
                                                            ==========

See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)
               Three and Nine Months ended May 31, 1998 and 1997


                                                  Three Months                                Nine Months
                                         --------------------------------          --------------------------------
                                             1998                 1997                 1998                 1997
                                         -----------          -----------          -----------          -----------
Revenues:
     Origination fees                      $ 218,000          $    87,000         $    476,000          $   126,000
     Gain on sale of loans                    35,000               23,000               93,000               33,000
                                         -----------          -----------          -----------          -----------
Total revenues                               253,000              110,000              569,000              159,000


Expenses:
     Selling, general and
         administrative                      402,000              254,000            1,193,000              665,000
                                         -----------          -----------          -----------          -----------

     Loss from operations                   (149,000)            (144,000)            (624,000)            (506,000)

Other income (expense):
     Interest income                          20,000               21,000               54,000               76,000
     Rental income                                 0                8,000                6,000               22,000
     Gain on sale of real estate               1,000                    0               76,000                    0
     Insurance recovery (Note C)             100,000                    0              100,000                    0
     Interest expense                         (8,000)              (5,000)             (18,000)             (12,000)
     Cost to settle lawsuit                        0                    0              (42,000)            (300,000)
                                         -----------          -----------          -----------          -----------
Total other income (expense)                 113,000               24,000              176,000             (214,000)
                                         -----------          -----------          -----------          -----------
Net loss                                 $   (36,000)         $  (120,000)         $  (448,000)         $  (720,000)
                                         ===========          ===========          ===========          ===========

Net loss per share                       $      (.00)         $      (.02)         $      (.06)         $      (.09)
                                         ===========          ===========          ===========          ===========
Weighted average number
     of shares outstanding                 7,900,822            7,895,822            7,900,822            7,921,554
                                         ===========          ===========          ===========          ===========



See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                     Nine Months ended May 31, 1998 and 1997



                                                                1998                 1997
                                                            -----------          -----------
Cash used in operating activities                           $(1,253,000)         $  (809,000)

Investing activities:
     Proceeds from sale of property                             327,000                 --
     Purchase of U. S. Treasury bill                               --               (502,000)
     Acquisition of outstanding stock of
         HomeAdd Financial Corporation                             --                (15,000)
     Purchase of equipment                                     (186,000)             (18,000)
     Purchase of common stock                                      --                (25,000)
     Organization expense                                          --                (13,000)
     Other                                                        8,000                 --
                                                            -----------          -----------
Net cash provided by (used in) investing activities             149,000             (573,000)
                                                            -----------          -----------

Financing activities:
     Advances under bank line of credit                       5,695,000            1,655,000
     Payments on bank line of credit                         (5,101,000)          (1,579,000)
                                                            -----------          -----------

Net cash provided by financing activities                       594,000               76,000
                                                            -----------          -----------
Decrease in cash and cash equivalents                          (510,000)          (1,306,000)

Cash and cash equivalents at beginning of year                  759,000            2,256,000
                                                            -----------          -----------
Cash and cash equivalents at end of period                  $   249,000          $   950,000
                                                            ===========          ===========


See accompanying notes.

RSI Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements at May 31, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 -QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ending August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10 - KSB for the year ended August 31, 1997.

Note B - Sale of Real Property

         On November 19, 1997, the Company sold a parcel of real estate that was located in Tampa, Florida for $425,000 less selling expenses of approximately $28,000. The depreciated cost of the property was $248,000. The purchase price was paid in a combination of cash and a $75,000 promissory note. The note is secured by a second mortgage and bears interest at 8.5% per annum and is payable by the purchaser over ten years. The gain on the sale is recognized under the cost recovery method. The gain to date recognized on the sale of the property of $76,000 is included in the results of operations for the period ended May 31, 1998.

         The principal balance of the note receivable is offset in the accompanying balance sheet by the gain that will be recognized as income as the principal amount of the note receivable is collected. Such amounts that have been deferred are as follows:

              Due within one year                          $ 5,000
              Due after one year                            68,000
                                                           -------
                                                           $73,000
                                                           =======
Note C - Contingencies

         The Company is one of several defendants in a lawsuit filed in July 1993 claiming indemnification with respect to payments due and the cost of performing certain covenants and obligations under a land lease agreement allegedly in default. During December 1997, an agreement in principal was reached among the parties to settle this lawsuit. The proposed settlement involves the payment by the Company of $42,000 to end claims by all parties to this litigation. The Company understands that settlement documents have been circulated to all counsel for review. The settlement amount of $42,000 is accrued in the accompanying statements as of May 31, 1998.

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

         During fiscal year 1997, the Company paid Triple A Machine Shop, Inc. ("Triple A") $300,000 in settlement of a lawsuit brought by Triple A against a subsidiary of the Company. During the third quarter of fiscal 1998, the Company's insurance carrier agreed to pay the Company $100,000 to resolve the Company's claim for reimbursement of the Triple A settlement expense. Accordingly, the Company recorded this $100,000 amount during the third quarter of fiscal 1998. The Company received actual payment of the $100,000 in June 1998.

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

Results of Operations

         The Company acquired a consumer loan business during fiscal year 1997. The Company has no other business operations. The following discussion of the results of operations during the three and nine months ended May 31, 1998 as compared to the three and nine months ended May 31, 1997 relates to the consumer loan business.

         Revenues were $253,000 and $569,000, respectively, during the three and nine months ended May 31, 1998 and consisted of loan origination fees and gain from the sale of the loans made. Revenues were $110,000 and $159,000 during the three and nine months ended May 31, 1997.

         Selling, general and administrative expenses include expenses incurred by HomeAdd of $312,000 and $879,000, respectively, during the three and nine months ended May 31, 1998 as compared to $212,000 and $394,000, respectively, during the three and nine months ended May 31, 1997. The remaining general and administrative expenses primarily consist of salaries, legal, audit and other administrative expenses incurred by the Company. The HomeAdd expenses primarily relate to advertising, salaries, and various administrative expenses of HomeAdd.

         During the third quarter of fiscal 1998, the Company and its insurance company reached an agreement whereby the insurance company would pay $100,000 to the Company. Accordingly, the Company recorded the recovery of $100,000 during the third quarter of fiscal 1998. The Company received actual payment of the $100,000 in June 1998.

         The real property located in Tampa, Florida was sold during November 1997 for $425,000 less selling expenses of $28,625. The depreciated cost of the property was $248,000. The purchase price was paid in a combination of cash and a $75,000 promissory note. The note is secured by a second mortgage on the property. The property is subject to a first mortgage with a bank that is payable by the purchaser of the property in the amount of approximately $319,000. Because of the purchaser's relatively small equity in the property, there can be no assurance that the Company would be able to recover the principal amount of the note if the purchaser were to default on the note. Neither can there be any assurance that the Company will receive timely payments on the note. Gain to the extent of the proceeds represented by the note receivable is deferred and will be recognized as income as the principal amount of the note receivable is collected. The remaining gain on sale of the property of $76,000 is included in the results of operations for the period ended May 31, 1998.

         The results of operations for the nine months ended May 31, 1998 include $42,000 accrued as the amount expected to be paid to settle the lawsuit relating to Holiday Inns, Inc. litigation involving RSI Corporation, the former parent corporation of the Company, and Sparjax Corporation, RSI Corporation's now-dissolved subsidiary. Under the terms of an agreement in principle that was reached during December 1997, the Company will be required to pay $42,000 to end claims by all parties to this litigation against the Company, RSI Corporation or Sparjax Corporation. For further discussion of the settlement of the lawsuit, reference is made to Part II, Item 1, "Legal Proceedings," which is incorporated herein by reference.

         HomeAdd offers high loan-to-value loans ("HLTV Loans") to certain qualified borrowers that permit the loan proceeds to be used for debt consolidation and home improvements. Under the terms of these HLTV loans, HomeAdd will make loans secured by a second or third mortgage in which the total loans outstanding on that property can be up to 125% of the estimated fair value of the real property. A qualified borrower is required to be a homeowner with acceptable levels of income and have an acceptable credit history. Substantially all of the loan volume during the nine months ended May 31, 1998 consisted of HLTV Loans. The Company expects that most of the loans made during fiscal 1998 will be HLTV Loans.

         HomeAdd also offers Title I home improvement loans ("Title I Loans") under the Title I program administrated by the Federal Housing Administration ("FHA"). HomeAdd was approved by FHA as a Title I lender during 1995. The Title I program was established by Title I of the National Housing Act of 1934. Loans made under the Title I program are 90% guaranteed by the United States Department of Housing and Urban Development ("HUD"). In addition to the FHA Title I license, HomeAdd has to apply for licenses to operate under the banking laws of each State in which it intends to operate. Less than 1% of HomeAdd's loan volume during the nine months ended May 31, 1998 were Title I home improvement loans. The Company made no Title I home improvement loans during the third quarter of fiscal year 1998.

         HomeAdd is currently authorized to operate under the laws of South Carolina, North Carolina and Florida. HomeAdd is subject to ongoing monitoring by state banking authorities and the failure to comply with applicable regulations could result in the forfeiture of licenses on which the business is dependent.

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

During the nine months ended May 31, 1998, the Company made loans aggregating $6,254,000 of which $42,000 in loans were made under the Title I Loan program and $6,212,000 in loans were made under the HLTV Loan program. Substantially all of the loans were sold on a non-recourse basis in the secondary market ($675,000 of these were sold during the fourth quarter of fiscal 1998).

         As of May 31, 1998, HomeAdd had fourteen employees located in its office in Greenville, South Carolina that included sales, underwriting and administrative personnel. During the third quarter of fiscal 1998, the Company solicited loans throughout South Carolina and North Carolina and during May 1998 began soliciting in the northern counties of Florida. The Company faces stiff competition in these markets. The future plans of HomeAdd include plans to attempt to increase its volume of loans through direct mail solicitations in certain other Southeast States. HomeAdd will apply for authorization to operate under the banking laws of those states. Management of the Company has determined that additional sales personnel should be added if it is to meet its growth objectives and three additions sales trainees were hired during June of 1998. The Company expects to increase its direct mail solicitations during the fourth quarter in order to attempt to increase its loan origination volume and to offset the reduction in response rate that is expected during the summer vacation season. There is no assurance, however, that its direct mail advertising will solicit sufficient responses in order for its operating goals to be accomplished.

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

         Cash and Cash Equivalents

         The Company had cash and cash equivalents in the amount of $249,000 as of May 31, 1998. Cash excess of amounts required for operations is invested in interest bearing accounts which may be liquidated by the Company to meet its cash needs on a daily basis. The Company earned approximately $18,000 on its cash and cash equivalents investments during the nine months ended May 31, 1998.

         Restricted investment

         The Company is required as described in the following paragraph to maintain an investment in HomeAdd of $500,000. On May 31, 1998, HomeAdd owned a Federal Home Loan Bank Bond that matures on June 19, 1998 in the amount of $500,000 and bears interest at 5.9%. The $500,000 investment is pledged as collateral to the warehouse line of credit as described in the following paragraph. The investments of HomeAdd earned approximately $20,000 during the nine months ended May 31, 1998.

         Debt Arrangements

         Effective April 30, 1998, HomeAdd renewed its warehouse line of credit with a bank and increased the amount of the line of credit from $500,000 to $1,500,000. The warehouse line of credit is used to finance loans made to third parties in connection with its consumer finance business. The loans made by HomeAdd are collateral for this line of credit. In addition to the loans made by HomeAdd, the $500,000 investment described in the above paragraph is pledged as collateral to this $1,500,000 warehouse line of credit. This line of credit bears interest at the bank's prime rate. The line of credit agreement, among other things, requires the repayment of an advance within twenty-five days from the date of the advance. Under the terms of the loan agreement and an agreement that the Company has executed with HomeAdd, HomeAdd is required to maintain tangible net worth of at least $500,000. See the next paragraph for the amount of net worth required by HUD. The bank also requires that this tangible net worth include certain specified assets with maturity of five years or less in the amount of $500,000 and this asset has been pledged as collateral to the warehouse line of credit as described above. This line of credit expires on December 31, 1999.

         Capital Requirements for HomeAdd

         The Company invested $924,000 in HomeAdd during the fiscal year ended August 31, 1997 and an additional $384,000 during the nine months ended May 31, 1998. The investment was used as follows: acquisition of common stock - $15,000, equipment rental for first year - $18,000, purchase of U. S. Treasury bill - $500,000, purchase of money market account - $25,000 and operating capital of $750,000. HUD requires that HomeAdd have an adjusted net worth of at least $250,000. Given its cash and cash equivalents position, the Company believes that it has the capacity to provide the additional capital that will be required by HomeAdd during fiscal 1998. The Company presently anticipates that with the increase in its line of credit, it will have sufficient capital to fund its operations through fiscal year 1999.

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

         During December 1997, an agreement in principle was reached to settle the Holiday Inn's claim against the Company, RSI Corporation and Sparjax Corporation as well as all other defendants. The settlement involves the payment by the Company of $42,000 to end claims by all parties to this litigation against the Company, RSI Corporation and Sparjax Corporation. The Company is informed that settlement documents have been circulated to all counsel for review and comment. There can be no assurance that the settlement will be consummated. The $42,000 settlement has been accrued in the accompanying financial statements.

         Insurance recovery

         During fiscal year 1997, the Company paid Triple A Machine Shop, Inc. ("Triple A") $300,000 in settlement of a lawsuit brought by Triple A against a subsidiary of the Company. This settlement is described in detail in the Company's annual report on Form 10-KSB for the fiscal year ended August 31, 1997. During the third quarter of fiscal 1998, the Company's insurance carrier agreed to pay the Company $100,000 to resolve the Company's claim for reimbursement of the Triple A settlement expense. Accordingly, the Company recorded this $100,000 amount during the third quarter of fiscal 1998. The Company received actual payment of the $100,000 in June 1998.

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

  4.1         See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

  4.1.1       Specimen of Certificate for RSI Holdings, Inc., common stock:
              Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

 10.1 First Amended and Restated Loan Agreement dated to be effective April 30, 1998 by and among the Company, HomeAdd Financial Corporation and First Union National Bank, together with related documents.

  27          Financial Data Schedule (electronic filing only)

         (b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the third quarter ended May 31, 1998.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          RSI HOLDINGS, INC.
                                      --------------------------



 July 14, 1998                        /s/ Joe F. Ogburn
---------------                       ------------------------------
     (Date)                                    Joe F. Ogburn,
                                      Vice President and Treasurer
                                      (Principal Accounting Officer)