Form 10KSB40
period 1998-08-31
RSI HOLDINGS INC
filed 1998-11-25
CIK 853697

                                  UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

X ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended August 31, 1998

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

28 East Court Street, Post Office Box 6847, Greenville, South Carolina 29606
  (Address of principal executive offices)                          (Zip Code)

Issuer's telephone number (864) 271-7171

Securities registered under Section 12(b) of the Exchange Act:

                                                  (Name of each exchange on
    (Title of each class)                          which registered)

               None                                         None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.01

                                (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

        State issuer's revenues for its most recent fiscal year.

                The issuer's revenues from operations during fiscal year 1998 were $759,000.

        State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates as of November 3, 1998 was $360,000.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 3, 1998

        Common Stock, par value                    7,903,322 shares outstanding
        $.01 per share

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the annual shareholders' meeting currently scheduled to be held on January 21, 1999, are incorporated by reference into Part III.

        Transitional Small Business Disclosure Format: Yes    No  X

PART I.

Item 1. Description of Business

        RSI Holdings, Inc. (the "Company") was incorporated in North Carolina in 1978 and until July of 1994 was engaged in the sale of turf care equipment and supplies. The Company had three wholly-owned subsidiaries, RSI Holdings of Florida, Inc. ("RSI Florida"), Sunbelt Distributors, Inc. ("Sunbelt"), and Wiegmann & Rose International Corp. ("Wiegmann & Rose"). In July 1994, its primary supplier notified the Company that it would no longer be authorized to sell its products. As a result, the Company ceased substantially all of its existing business operations by August 31, 1994 and during the fiscal years ended August 31, 1995 and 1996 the Company and its wholly-owned subsidiaries completed the sale of substantially all of their assets.

        On November 4, 1996, the Company purchased the outstanding common stock of CambridgeBanc, Inc., a small specialized consumer finance business that originates and sells consumer finance receivables, substantially all of which are loans secured by mortgages on improved real estate. On March 18, 1997, the name of CambridgeBanc, Inc. was changed to HomeAdd Financial Corporation ("HomeAdd"). The Company currently has no business operations other than those of HomeAdd.

        HomeAdd makes debt consolidation and home improvement loans secured by second and third mortgages to customers in South Carolina, North Carolina, and Florida. Beginning in fiscal 1999 the Company began doing business in Georgia and Kentucky. These loans are sold on the secondary market. HomeAdd's primary means of advertising is through direct mail solicitation. The Company competes with finance companies, banks and other financial institutions, many of which also solicit loan business through direct mail solicitation. Many of its competitors are substantially larger and have significantly greater capital, experience and other resources than the Company. Because many of the Company's competitors are much larger, these competitors are able to spend much more for advertising in the markets in which the Company operates. In addition to direct mail solicitations, these competitors advertise through various other advertising media.

        The Company has a line of credit with a bank in the amount of $1,500,000 that is used to fund the loans made to its customers. This line of credit expires on December 31, 1999.

        The Company does not have the financial resources to make the loans and hold them until their maturity; thus the Company is dependent upon its ability to sell customer's loans to third party purchasers. Currently the Company primarily sells to three wholesale lenders, but is approved to sell loans to seven wholesale lenders. Most of the Company's competitors generate a greater volume of loans than the Company and this gives the competitors an advantage when dealing with the loan purchasers because the purchasers can purchase in bulk from these large originators which reduces their processing costs. The Company attempts to compete primarily on the basis of service and competitive pricing. The Company believes that it is presently a relatively small competitor in its market.

        The Company is approved by the Federal Housing Administration ("FHA") as a FHA Title I lender and accordingly must comply with Federal regulations for FHA Title I lenders. In addition, HomeAdd must comply with the banking regulations of the various States in which it does business. Changes in Federal and State regulations as well as changes in the interpretation of existing Federal and State regulations could create an environment in which HomeAdd would not be able to operate. For further information about the operations of HomeAdd, see Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

        The Company's executive offices are located at 28 East Court Street, Greenville, South Carolina, 29601. Its telephone number is (864) 271-7171. At August 31, 1998 the Company and its operating subsidiary had a total of twenty
(20) full time employees.

Environmental Matters

        The Company is subject to federal, state and local environmental laws and regulations, however, due to the nature of the Company's current activities, such laws and regulations do not have a direct, substantial impact on the Company's business operations.

Item 2. Description of Property

        During fiscal year 1998 the Company leased approximately 3,000 square feet of floor space located at 28 East Court Street, Greenville, South Carolina to serve as its principal executive offices. The Company believes that the property is adequate and suitable for executive office space. The monthly rental expense to be incurred by the Company is $2,250 under a month-to-month lease arrangement. The lease at 28 East Court Street, Greenville, South Carolina includes office furniture and equipment. The office space at 28 East Court Street, Greenville, South Carolina is leased from CTST, LLC. CTST, LLC is owned by three shareholders, all of whom are beneficial owners of more than 5% of the outstanding common stock of the Company. One of the shareholders is the President, Chief Executive Officer and a director of the Company and the other two shareholders are his adult siblings. The Company believes that this lease contains provisions as favorable to the Company as could be obtained from a third-party landlord.

        During fiscal year 1998 HomeAdd leased a facility at 850 South Pleasantburg Drive, Greenville, South Carolina containing approximately 3,100 square feet of finished office space. Effective August 26, 1998 the space was increased to a total of approximately 4,600 square feet of finished office space. The Company believes that this office location is adequate and suitable for its intended use as HomeAdd's principal facility for conducting its operations. The monthly rental under a five-year lease arrangement expiring September of 2002 is $5,951.

        The Company has no plans to invest in real estate or persons engaged primarily in real estate activities, nor does it have any formal policy with respect to such investments. As discussed in Part I, Item 1 "Description of Business" and Part II, Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is incorporated by reference herein. HomeAdd makes loans secured by second and third mortgages in the ordinary course of business.

        The Company carries such insurance as is considered reasonable and necessary to cover its casualty and liability exposures. The insurance on the facilities is paid by the lessor.

Item 3. Legal Proceedings

               Holiday Inns, Inc. Litigation

        On July 29, 1993, Holiday Inns, Inc. filed suit in the Circuit Court of the Fourth Judicial Circuit for Duval County, Florida against several defendants, including RSI Corporation (now known as Delta Woodside), the former parent corporation of the Company, and Sparjax Corporation, a now-dissolved subsidiary of RSI Corporation. In connection with the distribution of the Company's common stock to the shareholders of RSI Corporation in 1989, the Company agreed to indemnify RSI Corporation against certain potential liabilities, including liability arising in connection with this lawsuit. Holiday Inns seeks indemnification from RSI Corporation, Sparjax and other subsequent lessees for potential liability arising from Holiday Inns' obligations relating to a lease agreement allegedly in default under which Holiday Inns was the original lessee.

        All the parties to the litigation have agreed to a settlement pursuant to which the Company agreed to pay $42,000 for complete release of any and all claims relating to the subject property. The $42,000 settlement is reflected as an accrued liability on the Company's financial statements for fiscal year 1998. The Company paid the $42,000 settlement in September 1998 and is currently awaiting final dismissal of the lawsuit with prejudice.

               Other Litigation

        On January 12, 1995, a Mr. Cesar A. Cuenca served a complaint against the Company in the 11th Judicial Circuit Court, Dade County, Florida seeking unspecified damages in excess of the minimal jurisdictional amount of the Court, exclusive of costs and interest, and demanding costs of the action together with such further relief as the Court shall deem fit. The Plaintiff alleges that he was injured while operating a vehicle that was sold by the Company. The Complaint also named the manufacturer of the vehicle as a defendant. The manufacturer has agreed to provide full and complete indemnification to the Company based on the facts known to date. There have been no allegations of any active negligence on the part of the Company other than that it sold what is alleged to have been a defective product. Accordingly, unless additional allegations are made against the Company, the Company expects to continue to receive full indemnity and defense from the manufacturer. The Company believes, based on the arrangements with the manufacturer of the vehicle and the Company's own insurance, that there is no known exposure to the Company from this litigation.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of securities holders during the fourth quarter of the Company's 1998 fiscal year.

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


                                                    1998                 1997
               Fiscal                           High     Low        High      Low

               First Quarter                    .50      .38        .28       .06

               Second Quarter                   .44      .13        .90       .28

               Third Quarter                    .22      .13        .53       .38

               Fourth Quarter                   .22      .13        .50       .38

        As of November 20, 1998, the Company had approximately 626 shareholders of record.

        The Company paid no cash dividends with respect to its Common Stock during fiscal 1998, 1997 and 1996, and does not intend to pay cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Special Cautionary Notice Regarding Forward-Looking Statements.

        This Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act. Forward-looking statements are indicated by such terms as "expects", "plans", "anticipates", and words to similar effect. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors ("Cautionary Statements") that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this Report on Form 10-KSB including, without limitation, those factors discussed in the paragraph immediately preceding the heading "Liquidity and Capital Resources" on pages 10 and 11 and otherwise herein. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

Results of Operations

        The Company currently conducts its consumer loan business through its wholly-owned subsidiary, HomeAdd Financial Corporation ("HomeAdd"). The Company has no other business operations. The following discussion of the results of operations during the year ended August 31, 1998 as compared to 1997 primarily relates to the consumer loan business. This business was commenced during December of 1996. The goal of the Company is to increase the loan volume of business throughout the Southeastern United States to a profitable level. The Company can offer no assurance that its goals will be accomplished.

        Revenues were $759,000 during the year ended August 31, 1998 as compared to $270,000 during the fiscal year ended August 31, 1997. Revenues consisted primarily of loan origination fees and gain from the sale of the loans made. The fiscal year 1998 revenues were earned over the full fiscal year as compared to fiscal year 1997 revenues that were earned over the last nine months of the 1997 fiscal year. The increase in monthly revenues during fiscal year 1998 as compared to fiscal 1997 is also the result of the increase in loans originated.

        Selling, general and administrative expenses were $1,687,000 during fiscal 1998 as compared to $978,000 during fiscal 1997. These expenses include expenses incurred by HomeAdd of $1,306,000 during the year ended August 31, 1998 as compared to $609,000 during the year ended August 31, 1997. The HomeAdd expenses primarily relate to advertising, salaries, and various administrative expenses of HomeAdd. The remaining general and administrative expenses primarily consist of salaries, legal, audit and other administrative expenses incurred by the Company. The fiscal year 1998 selling, general and administrative expenses were incurred over the full fiscal year as compared to fiscal year 1997 expenses that were incurred over the last nine months of the 1997 fiscal year. The increase in expenses of fiscal 1998 as compared to fiscal 1997 were also the result of HomeAdd's attempt to increase the volume of its loan originations.

        The results of operations for the year ended August 31, 1997 included the $300,000 cost to settle lawsuit relating to environmental litigation regarding property owned by Wiegmann & Rose. During the fiscal year ended August 31, 1998 the Company's insurance carrier paid the Company $100,000 to resolve the Company's claim for reimbursement of the Wiegmann & Rose settlement expense. The results of operations for the year ended August 31, 1998 included as other income this $100,000 payment.

        Real property owned by the Company in Tampa, Florida was sold during November 1997 for $425,000 less selling expenses of $28,625. The depreciated cost of the property was $248,000. The purchase price was paid in a combination of cash and a $75,000 promissory note. The note is secured by a second mortgage on the property. The property is subject to a first mortgage with a bank that is payable by the purchaser of the property in the amount of approximately $303,000. Because of the purchaser's relatively small equity in the property, there can be no assurance that the Company would be able to recover the principal amount of the note if the purchaser were to default on the note. Neither can there be any assurance that the Company will receive timely payments on the note. Gain to the extent of the proceeds represented by the note receivable is deferred and will be recognized as income as the principal amount of the note receivable is collected. The remaining gain on sale of the property of $78,000 is included in the results of operations for the year ended August 31, 1998.

        The results of operations for the year ended August 31, 1998 include $42,000 accrued as the amount expected to be paid to settle Holiday Inns, Inc. litigation involving RSI Corporation and Sparjax Corporation. Under the terms of an agreement in principle that was reached during December 1997, the Company paid $42,000 in September 1998 to end claims by all parties to this litigation against the Company, RSI Corporation or Sparjax Corporation. For further discussion of the settlement of the lawsuit, reference is made to Part I, Item 3, "Legal Proceedings," which is incorporated herein by reference.

        HomeAdd offers high loan-to-value loans ("HLTV Loans") to certain qualified borrowers that permit the loan proceeds to be used for debt consolidation and home improvements. Under the terms of these HLTV loans, HomeAdd will make loans secured by a second or third mortgage in which the total loans outstanding on that property can be up to 125% of the estimated fair value of the real property. A qualified borrower is required to be a homeowner with acceptable levels of income and have an acceptable credit history. Substantially all of the loan volume during fiscal 1998 consisted of HLTV Loans. The Company expects that most of the loans made during fiscal 1999 will be HLTV Loans.

        HomeAdd also offers Title I home improvement loans ("Title I Loans") under the Title I program administrated by the Federal Housing Administration ("FHA"). HomeAdd was approved by FHA as a Title I lender during 1995. The Title I program was established by Title I of the National Housing Act of 1934. Loans made under the Title I program are 90% guaranteed by the United States Department of Housing and Urban Development ("HUD"). In addition to the FHA Title I license, HomeAdd has to apply for licenses to operate under the banking laws of each State in which this business intends to operate. Less than 1% of HomeAdd's loan volume during the year ended August 31, 1998 were Title I home improvement loans.

         HomeAdd is currently authorized to operate under the laws of South Carolina, North Carolina, Georgia, Kentucky and Florida. HomeAdd is subject to ongoing monitoring by state banking authorities and the failure to comply with applicable regulations could result in the forfeiture of licenses on which the business is dependent.

        The Company sells substantially all of the loans it originates on a non-recourse basis in the secondary market. The non-recourse basis means that the Company represents that loans were properly documented and made in accordance with applicable lending criteria, but that the purchaser of the loans assumes the full credit risk. The Company's credit guidelines for the Company's loans currently meet the underwriting criteria of the current loan purchasers. During the fiscal year ended August 31, 1998, the Company made loans aggregating $8,563,000 of which $50,000 in loans were made under the Title I Loan program and $8,513,000 in loans were made under the HLTV Loan program. Substantially all of the loans were sold on a non-recourse basis in the secondary market ($850,000 of these were sold subsequent to the end of the fiscal 1998 year).

        As of August 31, 1998, HomeAdd had seventeen employees located in its office in Greenville, South Carolina including sales, underwriting and administrative personnel. During fiscal 1998 the Company solicited loans throughout South Carolina and North Carolina. During May 1998 the Company began soliciting loans in the northern counties of Florida. In September 1998, the Company began to solicit loans in Georgia and Kentucky. The Company faces stiff competition in all of its markets. The future plans of HomeAdd include plans to attempt to increase its volume of loans through direct mail solicitations in certain other Southeastern States. HomeAdd will apply for authorization to operate under the banking laws of those states. Management of the Company has determined that additional sales personnel should be added if it is to meet its growth objectives. If HomeAdd achieves its budgeted operating goals, the Company estimates that 23 employees will be required by HomeAdd at August 31, 1999. There is no assurance, however, that its direct mail advertising will solicit sufficient responses in order for its operating goals to be accomplished.

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

        Subsequently to the end of the fiscal year, many of the wholesale buyers in this industry have announced that they will no longer purchase loans on the secondary market because of a reduction of liquidity in the United States marketplace. None of HomeAdd's primary buyers of its mortgages have announced that they will no longer purchase its mortgages. The Company continues to have a secondary market in which to sell its loans, but this adverse change in the secondary market will have an adverse effect on the gain that HomeAdd will realize on its loans during the first quarter of 1999. See "Liquidity and Capital Resources - Capital Requirements for HomeAdd."

        The Company had previously expected, based on its business plan, that HomeAdd would operate at a modest profit during fiscal 1999, however, HomeAdd has experienced a decline in the response rate to its advertising during the first quarter of fiscal 1999. HomeAdd's profitability depends upon a dramatic increase in the response rate to its advertising during the remainder of fiscal 1999. Management expects that the Company as a whole will operate at a loss during fiscal 1999. The foregoing are forward-looking statements and the Company cautions that there can be no assurance that the goal of profitability can be achieved. An important factor which could cause the Company's results to differ materially from these current estimates is the adverse effect of the deteriorating resale market for its loans as described in the preceding paragraph that it has experienced during the first quarter of fiscal 1999. At this time, the Company is not aware of any reliable indications regarding how long this adverse trend in the secondary market will continue, or whether and when this trend may either improve or become more severe. Another important factor which would cause the Company's results to differ materially from these current estimates include lower origination volume due to real estate market conditions that might affect the appraised values of the real property that would be used as collateral for the loans that HomeAdd plans to originate. HomeAdd's business might be reduced if values of the collateral increase and HomeAdd's customers thereby qualify for more traditional sources of credit such as banks. Rising property values also might lead to an increase in prepayments which would reduce the profitability in the secondary market for HomeAdd's loans and might have a negative impact on the ability of HomeAdd to sell its loans. Another important factor is the adverse consequences of changes in interest rate environment such as increases in rates that might reduce the number of customers that would be willing to execute loans. Other factors that could cause the Company's results to differ materially from the forward-looking statement included, but are not limited to, the following: changes in economic conditions which could (i) increase the default rate for loans originated by the Company and adversely affect the Company's ability to sell its loans and (ii) reduce the Company's potential customer base by decreasing the credit worthiness of potential customers below the minimum levels at which it is profitable for the Company to make and sell loans; the limited operating history of HomeAdd (which has been in business only since 1995) available for reference in attempting to gauge the prospects of the Company's lending business; inability to sell loans or the loss of outside funding sources (currently limited to a single line of credit with a bank), either of which could severely and adversely affect the lending operations because the Company does not have sufficient internal resources to finance holding a substantial number of loans until their maturity; the adverse effects of competition, particularly in light of the existing customer relationships and greater capital, experience and other resources of the Company's competitors and potential competitors, especially banks; changes in substance, enforcement or interpretation of applicable federal and state laws and regulations, which could impose requirements which the Company would be unable to meet; and the loss of key executives which the Company might be unable to replace due its limited number of personnel.

        The accompanying consolidated financial statements have been prepared assuming that RSI Holdings, Inc. will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern and it is apparent that the Company's ability to continue as a going concern is dependent upon generating sufficient cash flow and obtaining additional sources of capital or financing during the second fiscal quarter of fiscal 1999. As discussed below in "Liquidity and Capital Resources - Debt Arrangements" the Estate of Buck Mickel plans to honor the commitment of Buck Mickel, its former Chairman, to loan the Company $250,000 during the 1999 fiscal year. In addition, Buck A. Mickel, Charles C. Mickel and Minor M. Shaw have guaranteed a $75,000 working capital line of credit with a bank. Management is also seeking additional financing opportunities. However, there is no assurance that the Company will be successful or will have sufficient funds to finance its operations through the year ending August 31, 1999.

Liquidity and Capital Resources

        Anticipated Liquidity Requirements

        As discussed below under "Cash and Cash Equivalents" and "Debt Arrangements," the Company's ability to continue as a going concern is dependent upon generating sufficient cash flow from its operations and obtaining additional sources of capital or financing. Management of the Company is seeking additional financing opportunities. However, there is no assurance that the Company will be successful and will have sufficient funds to finance its operations through the year ended August 31, 1999.

         Refer to Item 3 of Part I, "Legal Proceedings" for a discussion of the Company's contingent liabilities which discussion is incorporated herein by reference.

        Cash and Cash Equivalents

        The Company had cash and cash equivalents in the amount of $93,000 as of August 31, 1998. Cash and cash equivalents in excess of amounts required for operations are invested in interest bearing accounts with a bank and may be liquidated by the Company to meet its cash needs on a daily basis. The Company earned $49,000 and $94,000 on its cash and cash equivalents and the restricted investment described in the following paragraph during the years ended August 31, 1998 and 1997, respectively.

        Restricted Investment

        The Company is required, as described in the following paragraph, to maintain an investment in HomeAdd of $500,000. In compliance with this agreement, at August 31, 1998, the assets of the Company included a certificate of deposit with a face value of $500,000. The certificate of deposit bears interest at 5.77% and matures on June 22, 1999.

        Debt Arrangements

        HomeAdd executed, effective April 30, 1998, an amended and restated loan agreement in connection with a warehouse line of credit with a bank in the amount of $1,500,000 that is used to finance loans made to third parties in connection with its consumer finance business. The loans made by HomeAdd are collateral for this line of credit. This line of credit bears interest at the bank's prime rate. Under the terms of the agreement the aggregate amount outstanding on the line of credit may not exceed 90% of the aggregate amount of customer loans disbursed and outstanding by HomeAdd. Also, HomeAdd is required to repay any advances within 25 days of the date of the advance and HomeAdd is required to maintain tangible net worth of at least $500,000. See the paragraph below under "Capital Requirements for HomeAdd" for the amount of net worth required by HUD. The bank also requires that this tangible net worth include certain specified assets with maturity of five years or less in the amount of $500,000. This line expires on December 31, 1999.

        During August 1998 the Company executed a $75,000 working capital line of credit with a bank. This line of credit bears interest at the bank's prime rate and matures twelve months from the date of the note. The bank requires that the principal balance outstanding be reduced to zero for a period of at least 30 consecutive days during the year. The President and Chief Executive Officer of the Company and his two adult siblings guarantee this line of credit.

        The Company believes that the Estate of Buck Mickel, the former Chairman of the Board and Chief Executive Officer of the Company, intends to loan the Company up to $250,000 bearing interest at 8.5% per year payable quarterly. The loan is to be used for working capital and the principal is payable in ten years.

        Capital Requirements for HomeAdd

        HUD requires that HomeAdd have an adjusted net worth of at least $250,000. The Company executed a working capital line of credit from a bank and expects to receive proceeds form the loans from the Estate of Buck Mickel as described above. These sources of capital were executed in order to provide the additional working capital that will be required by HomeAdd during fiscal 1999.

        During the first quarter of fiscal 1999, HomeAdd has experienced a decline in its loan originations as the result of the decline in the response rate to its direct mail advertising efforts. It also has experienced a decline in the revenues generated from the sale of its loans because of adverse market conditions. HomeAdd is unable to estimate when or if the response rate to its direct mail advertising and adverse market conditions might improve. HomeAdd is dependent on the Company for additional funding. The Company has limited resources at the present time and the availability of such additional funding is uncertain.

        Year 2000

        Many existing hardware and software computer systems were designed to accept only two-digit date entries for the year, assuming that the first two digits of every year are "19." When confronted with a date in the year 2000 or beyond, such systems may react by malfunctioning or failing entirely. The Company has assessed key financial, informational and operational systems. Management does not anticipate that the Company will encounter significant operational issues relating to the Year 2000 problem for the following reasons. Substantially all of the hardware and software computer systems as well as the telephone systems of the Company and its operating subsidiary were purchased during the fiscal year ended August 31, 1998. Because these systems were developed or manufactured after the Year 2000 problem was recognized, the Company currently believes that its hardware and software computer systems as well as its telephone system are Year 2000 compliant. In order to assess and evaluate its exposure to the Year 2000 problem, the Company is in the process of contacting its suppliers of equipment and software described above for confirmation that these systems are Year 2000 compliant. The Company is also contacting its vendors for customer credit information and also the purchasers of its loans for confirmation that they are or will be Year 2000 compliant.

        The Company has not incurred any substantive Year 2000 cost and does not anticipate any substantive Year 2000 costs in the future.

        The Company expects to receive assurances from its vendors and the purchasers of its loans that no interruption will occur. While the Company can receive assurances that no interruption will occur, the Company cannot ensure that third parties will become compliant when promised and that the flow of credit information or continued market for its loans will not be interrupted. The inability of the Company to obtain credit information or to sell its loans could have a material impact on the Company's operations.

        In the event that the possible interruptions described above were to occur, the Company would look to continue its operations by working with credit information vendors and financial institutions not substantially affected by the Year 2000 problem. In addition to the vendors and institutions with which it currently does business, the Company is constantly looking at other vendors that supply credit information and financial institutions to which it may sell its loans.

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

*10.1.1  Amendment No. 2 to Stock Option Plan: Incorporated by reference to
         Exhibit 10.9.1 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1992, as amended, File No. 0-18091 (the "1992 Form 10-K").

*10.1.2  Amendment No. 3 to Stock Option Plan: Incorporated by reference to
         Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 9, 1998 (Commission File No. 333-63109).

*10.2    RSI Holdings, Inc. Incentive Stock Award Plan, including an amendment:
         Incorporated by reference to Exhibit 10.8 to the 1990 Form 10-K.

*10.2.1  Amendment to Incentive Stock Award Plan: Incorporated by reference to
         Exhibit 10.8.1 to the 1992 Form 10-K.

10.3 Loan Agreement dated December 12, 1996 by and among the Company, CambridgeBanc, Inc. and First Union National Bank, together with related documents: Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended November 30, 1996, File No.
         0-18091.

10.3.1 First Amendment to Loan Agreement dated as of August 25, 1997 by and among the Company, HomeAdd Financial Corporation, and First Union National Bank: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No.
         0-18091.

10.3.2 First Amended and Restated Loan Agreement dated to be effective April 30, 1998 by and among the Company, HomeAdd Financial Corporation and First Union National Bank, together with related documents:
         Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the third fiscal quarter ended May 31, 1998, File No. 0-18091.

*10.4 Stock Option Agreement by and between the Registrant and C. C. Guy dated as of July 2, 1997: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No. 0-18091.

*10.5 Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of July 2, 1997: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No. 0-18091.

*10.6 Stock Option Agreement by and between the Registrant and C. C. Guy dated as of April 22, 1998.

*10.7 Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of April 22, 1998.

*10.8 Stock Option Agreement by and between the Registrant and C. Thomas Wyche dated as of April 22, 1998.

10.9 Lease Agreement by and between Hewitt Coleman Companies, Inc., Lessor and HomeAdd Financial Corporation, Lessee dated August 4, 1997:
         Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No. 0-18091.

10.9.1 First Amendment to Lease Agreement by and between Hewitt Coleman Companies, Inc., Lessor and HomeAdd Financial Corporation, Lessee dated July 7, 1998.

10.10 Agreement by and between the Company and Fuller D. Tresca dated November 19, 1997: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No. 0-18091.

21.      Subsidiaries of the Registrant.

23.      Consent of Ernst & Young LLP, Independent Auditors.

27.      Financial Data Schedule (For SEC use only)

99 Settlement Agreement and Release by and between Wiegmann & Rose, Delta Woodside Industries, Inc., formerly known as RSI Corporation, a South Carolina corporation and Triple A: Incorporated by reference to
         Exhibit 99.1 to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on November 18, 1996, File No. 0-18091.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 13 of Form 10-KSB.

        (b)    Reports on Form 8-K:

               Registrant filed a Current Report on Form 8-K, dated July 29, 1998, with respect to the death of Mr. Buck Mickel, Chairman of the Board and Chief Executive Officer of the Company and the appointment of Mr. Buck A. Mickel to the office of President and Chief Executive Officer.

                                   SIGNATURES




In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RSI HOLDINGS, INC.                  TITLE


/s/ Buck A. Mickel   November 25, 1998   President and Chief Executive Officer
-------------------     (Date)              (Principal Executive Officer)
 Buck A. Mickel

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Buck A. Mickel   November 25, 1998   Director, President and
-------------------     (Date)           Chief Executive Officer
Buck A. Mickel                           (Principal Executive Officer)


/s/ C. C. Guy        November 25, 1998    Director
-------------------     (Date)
C. C. Guy


/s/ Charles M. Bolt  November 25, 1998    Director
-------------------     (Date)
Charles M. Bolt


/s/ Joe F. Ogburn    November 25, 1998    Vice President and Treasurer
-------------------     (Date)            (Principal Financial and
Joe F. Ogburn                             Accounting Officer)

                          Annual Report on Form 10-KSB

                   Item 7, Item 14(a)(1) and (2), (c) and (d)

                          List of Financial Statements

                              Financial Statements

                           Year ended August 31, 1998

                               RSI Holdings, Inc.

                           Greenville, South Carolina

                               RSI Holdings, Inc.

                        Form 10-KSB-Item 14(a)(1) and (2)

                          Index of Financial Statements





The following consolidated financial statements of RSI Holdings, Inc. are included in Item 7:

         Consolidated balance sheet - August 31, 1998

         Consolidated statements of operations - Years ended August 31, 1998 and 1997

         Consolidated statements of shareholders' equity - Years ended August 31, 1998 and 1997

         Consolidated statements of cash flows - Years ended August 31, 1998 and 1997

         Notes to consolidated financial statements - August 31, 1998

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
RSI Holdings, Inc.

We have audited the accompanying consolidated balance sheet of RSI Holdings, Inc. as of August 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RSI Holdings, Inc, at August 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that RSI Holdings, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                   /s/  ERNST & YOUNG LLP

Greenville, South Carolina
October 13, 1998

                               RSI Holdings, Inc.

                           Consolidated Balance Sheet

                                 August 31, 1998



ASSETS
Current assets:
   Cash and cash equivalents                                     $   93,000
   Mortgage notes receivable held for sale, net of deferred
     loan fees of $57,000                                           850,000
   Prepaid expenses and other                                        38,000
                                                                 ----------
Total current assets                                                981,000

Property and equipment:
   Cost                                                             244,000
   Less accumulated depreciation                                     52,000
                                                                 ----------
                                                                    192,000

Other assets:
   Certificate of deposit (Note 6)                                  500,000
   Other                                                             12,000
                                                                 ----------
                                                                    512,000
                                                                 ----------
                                                                 $1,685,000
                                                                 ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                          $    92,000
     Accrued expenses (Note 5)                                           173,000
     Note payable (Note 6)                                               736,000
                                                                     -----------
                                                                       1,001,000

Deferred compensation                                                     60,000

Shareholders' equity:
   Common Stock, $.01 par value - authorized 25,000,000 shares,
     issued and outstanding 7,900,822 shares at August 31, 1998           79,000
   Excess of paid-in capital over par value                            3,776,000
   Deficit                                                            (3,231,000)
                                                                     -----------
                                                                         624,000

Contingencies (Note 11)
                                                                     -----------
                                                                     $ 1,685,000
                                                                     ===========



See accompanying notes.

                               RSI Holdings, Inc.

                      Consolidated Statement of Operations




                                                        YEAR ENDED AUGUST 31
                                                       1998              1997
                                                   -----------------------------
Revenues:
   Origination fees                                $   600,000       $   199,000
   Gain on sale of loans                               159,000            71,000
                                                   -----------       -----------
Total revenue                                          759,000           270,000

Expenses:
   Selling, general and administrative               1,687,000           978,000
                                                   -----------       -----------
Loss from operations                                  (928,000)         (708,000)

Other income (expense)
   Insurance recovery                                  100,000                 -
   Interest income                                      79,000            94,000
   Gain on sale of real estate                          78,000                 -
   Other                                                 6,000            29,000
   Interest expense                                    (29,000)          (16,000)
   Cost to settle lawsuit                              (42,000)         (300,000)
                                                   -----------       -----------
Total other income (expense)                           192,000          (193,000)
                                                   -----------       -----------
Net loss                                           $  (736,000)      $  (901,000)
                                                   ===========       ===========

Net loss per share - basic and diluted             $      (.09)      $      (.11)
                                                   ===========       ===========

Weighted average number of shares outstanding        7,900,822         7,916,205
                                                   ===========       ===========



See accompanying notes.

                               RSI Holdings, Inc.

                 Consolidated Statement of Shareholders' Equity

                       Year ended August 31, 1998 and 1997




                                                                          EXCESS OF
                                                COMMON STOCK               PAID-IN
                                        ----------------------------    CAPITAL OVER
                                            SHARES         AMOUNT         PAR VALUE       (DEFICIT)         TOTAL
                                        -----------------------------------------------------------------------------
Balance at September 1, 1996              7,994,292       $ 80,000       $ 3,799,000       $(1,594,000)      $ 2,285,000
Purchase of common stock                    (98,470)        (1,000)          (23,000)                -           (24,000)
Shares of common stock issued under
   provisions of stock option plan            5,000              -                 -                 -                 -
Net (loss) for year ended
   August 31, 1997                                -              -                 -          (901,000)         (901,000)
                                          ---------       --------       -----------       -----------       -----------
Balance at August 31, 1997                7,900,822         79,000         3,776,000        (2,495,000)        1,360,000
Net (loss) for year ended
   August 31, 1998                                -              -                 -          (736,000)         (736,000)
                                          ---------       --------       -----------       -----------       -----------
Balance at August 31, 1998                7,900,822       $ 79,000       $ 3,776,000       $(3,231,000)      $   624,000
                                          =========       ========       ===========       ===========       ===========



See accompanying notes.

                               RSI Holdings, Inc.

                      Consolidated Statement of Cash Flows



                                                            YEAR ENDED AUGUST 31
                                                           1998              1997
                                                       ------------      ------------

OPERATING ACTIVITIES
Net (loss)                                             $  (736,000)      $  (901,000)
Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                          37,000            20,000
     Gain on sale of property and equipment                (71,000)                -
     Changes in operating assets and liabilities:
       Accounts receivable                                   5,000             3,000
       Notes receivable                                   (831,000)          (21,000)
       Prepaid expenses and other                           35,000           (47,000)
       Accounts payable and accrued expenses               103,000            65,000
                                                       -----------       -----------
Net cash used in operating activities                   (1,458,000)         (881,000)

INVESTING ACTIVITIES
Purchase of U.S. Treasury bill                                              (508,000)
Sale of property and equipment                             327,000
Acquisition of outstanding stock of HomeAdd
   Financial Corporation (Note 2)                                            (15,000)
Purchase of common stock                                                     (24,000)
Organization expense                                                         (13,000)
Purchase of property and equipment                        (205,000)          (18,000)
Other                                                        9,000            (5,000)
                                                       -----------       -----------
Net cash used in investing activities                      131,000          (583,000)

FINANCING ACTIVITIES
Advances under bank lines of credit                      7,811,000         3,182,000
Payments on bank line of credit                         (7,094,000)       (3,163,000)
Payment of deferred compensation                           (56,000)          (52,000)
                                                       -----------       -----------
Net cash used in financing activities                      661,000           (33,000)
                                                       -----------       -----------

Decrease in cash and cash equivalents                      666,000        (1,497,000)
Cash and cash equivalents at beginning of year             759,000         2,256,000
                                                       ===========       ===========
Cash and cash equivalents at end of year               $    93,000       $   759,000
                                                       ===========       ===========


See accompanying notes.

                               RSI Holdings, Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1998



1. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred recurring operating losses and has a working capital deficit at August 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon generating sufficient operating cash flow and obtaining additional sources of capital or financing. Management plans to approximately double the amount of direct mail solicitation for loans during fiscal year 1999 which it believes will significantly increase revenues and improve cash flows. Management is also seeking additional financing opportunities. However, there is no assurance that the Company will be successful and will have sufficient funds to finance its operations through the year ending August 31, 1999.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.


2. SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries (all of which are wholly-owned). All significant intercompany balances and transactions have been eliminated.

                               RSI Holdings, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DESCRIPTION OF BUSINESS

The Company and its principal operating subsidiary are primarily engaged in the business of originating and selling second residential mortgage loans. The funds for these loans are obtained principally through the utilization of a bank line of credit.

Substantially all of the Company's loans are non-conforming in that the loans may exceed the market value of the underlying mortgaged assets. It is the Company's policy to sell these loans to selected third party wholesalers on a non-recourse basis. The gain on sale of loans was generated from sales to the seven wholesale lenders with which the Company is approved to do business. All of the loans receivable held for sale at August 31, 1998 were sold subsequent to that date.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment consists of office furniture and equipment and is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Estimated lives are 5 to 7 years for furniture and office equipment.

REVENUE RECOGNITION

Origination fees charged on loans made and gains on sales of loans are recorded when the loans are sold to third parties. Mortgage loans are sold servicing released and on a non-recourse basis, with customary representations and warranties. In connection with the sale of mortgage loans, the Company receives cash premiums.

                               RSI Holdings, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

Advertising expense is primarily the costs of direct mail solicitation for home improvement loans and debt consolidation loans and is recorded as expense in the period in which the solicitations are mailed. The Company incurred advertising expense of $478,000 and $181,000 during fiscal year 1998 and 1997, respectively.

USE OF ESTIMATES

The preparation of the financial statements of the company in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash and cash equivalents, mortgage notes receivable held for sale, certificates of deposit, accounts payable and notes payable approximate their fair values.

STOCK OPTIONS

The Company accounts for and will continue to account for stock options under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Applying Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", would not materially affect net loss and loss per share for fiscal 1998 (see Note 6).

RECLASSIFICATION

Certain amounts in fiscal 1997 have been reclassified to conform to fiscal 1998 presentations for comparability. The reclassifications have no effect on previously reported stockholders' equity or net loss.

                               RSI Holdings, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS

In February of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective for fiscal years ending after December 15, 1997, which supersedes Accounting Principles Board Opinion No. 15 "Earnings per Share". SFAS 128 changes the method used to compute earnings per share and requires companies to restate all prior periods where applicable. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants are to be excluded. The Company has adopted SFAS 128 and all net loss share of Common Stock amounts presented have been computed based on weighted average number of shares of Common Stock outstanding in accordance with SFAS 128.

In June of 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective for years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income which is defined under SFAS 130 as "the change in equity (net assets) during a period from transactions and other events and circumstances from nonowner sources." The Company does not expect the adoption of SFAS 130 will have a material impact on the presentation of the Company's financial results or financial position.

In June of 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the disclosure of financial and descriptive information pertaining to an enterprise's reportable operating segments in annual and interim financial statements. The Company currently conducts its business within one business segment. Therefore, the Company does not expect the adoption of SFAS 131 will have a material impact on the presentation of the Company's financial results or financial position.

In April of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), effective for years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities, including organization costs to be expensed as incurred. In accordance with SOP 98-5, the Company will be required to write-off all remaining organization costs, approximately $8,000, in fiscal year 1999.

                               RSI Holdings, Inc.

3. ACQUISITION

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

4. SALE OF REAL PROPERTY

On November 19, 1997, the Company sold a parcel of real estate that was located in Tampa, Florida for $425,000 less selling expenses of approximately $28,000. The depreciated cost of the property was $248,000. The purchase price was paid in a combination of cash and a $75,000 promissory note. The note is secured by a second mortgage and bears interest at 8.5% per annum and is payable by the purchaser over ten years. The gain on the sale is recognized under the cost recovery method. The gain to date recognized on the sale of the property of $78,000 is included in the results of operations for the year ended August 31, 1998.

The principal balance of the note receivable is offset in total by the gain that will be recognized as income as the principal amount of the note receivable is collected. Such amounts that have been deferred are as follows:

Due within one year                              $ 5,000
Due after one year                                66,000
                                                 =======
                                                 $71,000
                                                 =======

                               RSI Holdings, Inc.

5. ACCRUED EXPENSES

Accrued expenses at August 31, 1998 are as follows:

Deferred compensation - current                                 $ 56,000
Accrued employee expenses and benefits                            35,000
Accrued settlement of lawsuit                                     42,000
Other accrued expenses                                            40,000
                                                                --------
Current accrued expenses                                         173,000

Deferred compensation - noncurrent                                60,000
                                                                --------
                                                                $233,000
                                                                ========


The noncurrent portion of deferred compensation is to be paid out over the next two years with the final payment to be made in August 2000.

6. NOTE PAYABLE

Effective April 30, 1998, HomeAdd executed a warehouse line of credit with a bank in the amount of $1,500,000 that is used to finance loans made to third parties in connection with its consumer finance business. Borrowings under the line of credit were $736,000 at August 31, 1998. The loans made by HomeAdd are collateral for this line of credit. This line of credit bears interest at the bank's prime rate. Under the terms of the loan agreement, HomeAdd is required to maintain tangible net worth of at least $500,000. The bank also requires that this tangible net worth include certain specified assets with maturity of five years or less in the amount of $500,000 and these certain specified assets are also collateral for this line of credit. At August 31, 1998, the Company held a $500,000 certificate of deposit that matures in less than five years.

Effective August 25, 1998, the Company obtained an unsecured revolving line of credit with a bank in the amount of $75,000. The note matures on August 25, 1999 and bear interest at the bank's prime rate. There were no borrowings outstanding at August 31, 1998 under this agreement. The President and Chief Executive Officer of the Company and his two adult siblings guarantee this line of credit.

The Company incurred and paid interest cost of $29,000 and $16,000 during 1998 and 1997, respectively. During 1998, approximately $19,000 ($3,000 during 1997) of the total interest incurred and paid relates to the above arrangements with a bank and approximately $10,000 ($13,000 during 1997) related to a deferred compensation arrangement.

                               RSI Holdings, Inc.

7. LEASES

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

The Company leases its principal executive offices under a month-to-month lease arrangement. Under the lease arrangements, the monthly rent was $2,250 and $885, respectively, during the years ended August 31, 1998 and August 31, 1997. During 1997, the office space was leased from a corporation whose directors and officers included the President and Chief Executive Officer of the Company and a director and wife of the deceased Chairman of the Board of the Company and whose shareholders all owned more than 5% of the outstanding stock of the Company. During September 1997, the Company moved its executive offices and entered into a month-to-month lease arrangement in the amount of $2,250 per month. This office space is leased from a corporation which is owned by the President, Chief Executive Officer and a director of the Company and his two adult siblings.

The Company leases office facilities in Shelby, North Carolina at $375 per month under an arrangement that expires December 31, 1998.

The Company's operating subsidiary leases office space in Greenville, South Carolina at approximately $5,951 per month under an arrangement that expires September 1, 2002.

Total rental paid relating to operating leases for fiscal years 1998 and 1997 was $90,000 and $54,000, respectively.

The Company's obligations for minimum rentals under non-cancelable leases are as follows:


 YEAR ENDING AUGUST 31
------------------------
          1999                    $73,000
          2000                     71,000
          2001                     71,000
          2002                     71,000

                               RSI Holdings, Inc.

8. SHAREHOLDERS' EQUITY

On November 15, 1991, the Company adopted a Stock Option Plan that authorizes the Board of Directors to grant option of up to 250,000 shares of the Company's Common Stock. On January 15, 1998, the shareholders of the Company approved an increase in the Stock Option Plan that now authorizes the Board of Directors to grant options of up to 750,000 shares of the Company's Common Stock. As of August 31, 1998, 700,000 shares have been awarded to plan participants.

The Company also has an informal stock option plan under which stock options can be granted to certain non-employee directors. Under this plan, 30,000 and 20,000 options were granted in 1998 and 1997, respectively.

All options under the plans were granted at not less than fair market value at dates of grant.


                                               NUMBER           AVERAGE
             STOCK OPTIONS                    OF SHARES      OPTION PRICE
----------------------------------------     ----------    ---------------
FISCAL YEAR 1997 ACTIVITY
Options outstanding at September 1, 1996       90,000      $    0.125
Options granted                               102,500           0.375
Options exercised                               5,000           0.125
                                              -------      ---------------
Options outstanding at August 31, 1997        187,500      $0.125 - $0.375

FISCAL YEAR 1998 ACTIVITY
Options granted                               557,500           0.19
                                              -------      ---------------
Options outstanding at August 31, 1997        745,000      $0.125 - $0.375
                                              =======      ===============


The outstanding options at August 31, 1998 expire on June 4, 2002, July 2, 2007, April 22, 2008 and August 10, 2008 and had a weighted average remaining contractual life of approximately 9 years. There were 695,000 options currently exercisable with option prices ranging from $.125 to $.375 with a weighted average exercise price of $.204.

                               RSI Holdings, Inc.

8. SHAREHOLDERS' EQUITY (CONTINUED)

The Company also has an Incentive Award Plan that was adopted on November 15, 1991 that authorizes the Board of Directors to grant up to 250,000 shares to key management employees. At August 31, 1997 and during the two years ended August 31, 1998, there were no shares outstanding under the Incentive Award Plan.

As disclosed in Note 1, the Company's net loss available to common shareholder and net loss per share would not have been materially different from those amounts reported in the consolidated statement of operations if the Company accounted for stock options under FAS 123; therefore, supplemental proforma information has not been disclosed as permitted by FAS 123.

9. INCOME TAXES

During fiscal 1998, net deferred tax benefits were not recorded relating to temporary differences since the Company is not assured that the resulting additional deferred tax assets will be realized. Significant components of the Company's deferred tax assets and liabilities are as follows:


ASSETS
Net operating loss carryforward                  $3,920,000
Deferred compensation accruals                       43,000
Deferred income                                      15,000
Other                                                87,000
                                                 ----------
                                                  4,065,000
Valuation allowance                               4,060,000
                                                 ----------
Deferred tax assets                                   5,000

LIABILITIES
Depreciation                                          5,000
                                                 ----------
Net deferred taxes                               $        -
                                                 ==========


At August 31, 1998, the Company has net operating loss carryforwards available for income tax purposes of approximately $10,600,000. Such carryforwards expire in 2006 through 2018. The Company's ability to use its existing net operating loss carryforward may be jeopardized or lost if the Company undergoes an "ownership change" as defined by the Internal Revenue code.

The valuation allowance increased $305,000, net during 1998.

                               RSI Holdings, Inc.

10. AFFILIATED PARTY TRANSACTIONS

The secretary of the Company is a member of a law firm which represents the Company. Legal fees for services rendered by this firm to the Company amounted to approximately $35,000 and $18,000 for the 1998 and 1997 fiscal years, respectively.

See Note 5 concerning leases with affiliated parties.

11. CONTINGENCIES

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

In addition, the Company was one of several defendants in a lawsuit filed in July 1993 claiming indemnification with respect to payments due and the cost of performing certain covenants and obligations under a land lease agreement allegedly in default. This agreement relates to a motel property previously operated by the Company. During fiscal 1998, the Company recognized $42,000, which is included in accrued expenses as of August 31, 1998, in connection with a settlement agreement and this case is now resolved in its entirety.

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

*10.1.1    Amendment No. 2 to Stock Option Plan: Incorporated by reference to
           Exhibit 10.9.1 to the Form 10-K of the Registrant filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1992, as amended, File No. 0-18091 (the "1992 Form 10-K").

*10.1.2    Amendment No. 3 to Stock Option Plan: Incorporated by reference to
           Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 9, 1998.

*10.2 RSI Holdings, Inc. Incentive Stock Award Plan, including an amendment: Incorporated by reference to Exhibit 10.8 to the 1990 Form 10-K.

*10.2.1    Amendment to Incentive Stock Award Plan: Incorporated by reference to
           Exhibit 10.8.1 to the 1992 Form 10-K: Incorporated by reference to
           Exhibit 99.1 to the Form S-8 of the Registrant filed with the Securities and Exchange Commission on September 9, 1998.

10.3 Loan Agreement dated December 12, 1996 by and among the Company, CambridgeBanc, Inc. and First Union National Bank, together with related documents: Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended November 30, 1996, File No.
           0-18091.

10.3.1 First Amendment to Loan Agreement dated as of August 25, 1997 by and among the Company, HomeAdd Financial Corporation, and First Union National Bank: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No.
           0-18091.

10.3.2 First Amended and Restated Loan Agreement dated to be effective April 30, 1998 by and among the Company, HomeAdd Financial Corporation and First Union National Bank, together with related documents:
           Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the third fiscal quarter ended May 31, 1998, File No. 0-18091.

*10.4 Stock Option Agreement by and between the Registrant and C. C. Guy dated as of July 2, 1997: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No. 0-18091.

*10.5 Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of July 2, 1997: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No. 0-18091.

*10.6 Stock Option Agreement by and between the Registrant and C. C. Guy dated as of April 22, 1998.

*10.7 Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of April 22, 1998.

*10.8 Stock Option Agreement by and between the Registrant and C. Thomas Wyche dated as of April 22, 1998.

10.9 Lease Agreement by and between Hewitt Coleman Companies, Inc., Lessor and HomeAdd Financial Corporation, Lessee dated August 4, 1997:
           Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No. 0-18091.

10.9.1 First Amendment to Lease Agreement by and between Hewitt Coleman Companies, Inc., Lessor and HomeAdd Financial Corporation, Lessee dated July 7, 1998.

10.10 Agreement by and between the Company and Fuller D. Tresca dated November 19, 1997: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No. 0-18091.

21.        Subsidiaries of the Registrant.

23.        Consent of Ernst & Young LLP, Independent Auditors.

27.        Financial Data Schedule (For SEC use only)

99 Settlement Agreement and Release by and between Wiegmann & Rose, Delta Woodside Industries, Inc., formerly known as RSI Corporation, a South Carolina corporation and Triple A: Incorporated by reference to
           Exhibit 99.1 to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on November 18, 1996, File No. 0-18091.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 13 of Form 10-KSB.