Form 10QSB
period 1998-11-30
RSI HOLDINGS INC
filed 1999-01-14
CIK 853697

                    U. S. Securities and Exchange Commission
                            Washington, D. C. 20549


                                 FORM 10 - QSB




       (MARK ONE)

  X    Quarterly Report pursuant to Section 13 or 15 (d) of the
-----
        Securities Exchange Act of 1934

For the Quarterly Period Ended  November 30, 1998 or
                                -----------------
       Transition Report pursuant to Section 13 or 15 (d) of the
-----
       Securities Exchange Act of 1934

For the Transition Period From              to
                              --------------   ---------------
                         COMMISSION FILE NUMBER 0-18091

                               RSI HOLDINGS, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         NORTH CAROLINA                                56-1200363
----------------------------------              ---------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

28 East Court Street,       P. O. Box 6847
Greenville, South Carolina                               29606
---------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Common Stock, $.01 Par Value - 7,903,322 shares outstanding as of January 8,
1999

         Transitional Small Business Disclosure Format (check one):
         Yes         No    X
             -------    -------

                                     INDEX


                               RSI HOLDINGS, INC.



PART I.  FINANCIAL INFORMATION                                                                       PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheet -- November 30, 1998                                         4

     Condensed consolidated statement of operations -- Three
     months ended November 30, 1998 and 1997                                                           5

     Condensed consolidated statement of cash flows -- Three
     months ended November 30, 1998 and 1997                                                           6

     Notes to condensed consolidated financial statements --
     November 30, 1998                                                                                 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                           9


PART II. OTHER INFORMATION                                                                            16

Item 1.  Legal Proceedings                                                                            16

Item 2.  Changes in Securities                                                                        16

Item 3.  Default                                                                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                                          16

Item 5.  Other Information                                                                            16

Item 6.  Exhibits and Reports on Form 8-K                                                             16

SIGNATURES                                                                                            18

                               RSI Holdings, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                               November 30, 1998


Assets

Current Assets:
     Cash                                                       $    99,000
     Notes receivable                                               591,000
     Accounts receivable                                             28,000
     Prepaid expenses                                                23,000
                                                                -----------
Total current assets                                                741,000

Property and equipment
     Cost                                                           254,000
     Less accumulated depreciation                                   62,000
                                                                -----------
                                                                    192,000
Other assets
     Certificate of deposit                                         500,000
     Other                                                           12,000
                                                                -----------
                                                                    512,000
                                                                -----------
                                                                $ 1,445,000
                                                                ===========
Liabilities and shareholders' equity
Current liabilities:
     Trade accounts payable                                     $   113,000
     Accrued expenses                                                98,000
     Notes payable                                                  565,000
                                                                -----------
                                                                    776,000

Deferred compensation                                                45,000

Long-term debt                                                       80,000

Shareholders' equity:
     Common Stock, $.01 par value-authorized
        25,000,000 shares, issued and outstanding
        7,903,322 shares at November 30, 1998                        79,000
     Excess of paid-in capital over par value                     3,777,000
     Deficit                                                     (3,312,000)
                                                                -----------
                                                                    544,000




Contingencies (Note D)
                                                                -----------
                                                                $ 1,445,000
                                                                ===========

See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)
                 Three Months ended November 30, 1998 and 1997


                                                                    1998               1997
                                                                ----------          -----------
Revenues:
     Origination fees                                           $  238,000          $   117,000
     Gain on sale of loans                                          72,000               26,000
                                                                ----------          -----------
         Total revenues                                         $  310,000          $   143,000


Expenses
     Selling, general and administrative                           481,000          $   408,000
                                                                ----------          -----------
        Loss from operations                                      (171,000)            (265,000)

Other income (expense)
     Interest income                                                29,000               15,000
     Rental income on asset held for sale                                0                6,000
     Gain on sale of real estate                                    71,000               74,000
     Interest expense                                              (11,000)              (4,000)
     Cost to settle lawsuit                                              0              (42,000)
                                                                ----------          -----------
         Total other income (expense)                               89,000               49,000
                                                                ----------          -----------
Net loss                                                        $  (82,000)         $  (216,000)
                                                                ==========          ===========

Net loss per share - basic and diluted                          $     (.01)         $      (.03)
                                                                ==========          ===========

Weighted average number of shares outstanding                    7,902,910            7,900,822
                                                                ==========          ===========


See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                 Three Months ended November 30, 1998 and 1997


                                                                  1998                  1997
                                                              -----------           -----------

Cash provided by (used in) operating activities               $    50,000           $  (502,000)

Investing activities
     Proceeds from sale of property                                85,000               321,000
     Purchase of equipment                                        (25,000)             (153,000)
     Other                                                          1,000                 9,000
                                                              -----------           -----------
Net cash provided by investing activities                          61,000               177,000
                                                              -----------           -----------
Financing activities
     Advances under bank lines of credit                        3,066,000             1,327,000
     Payments on bank line of credit                           (3,236,000)           (1,059,000)
     Borrowings under long-term debt arrangements                  80,000                     0
     Payment of deferred compensation                             (15,000)              (14,000)
                                                              -----------           -----------
Net cash (used in) provided by financing activities              (105,000)              254,000
                                                              -----------           -----------
Increase (decrease) in cash and cash equivalents                    6,000               (71,000)

Cash and cash equivalents at beginning of year                     93,000               759,000
                                                              -----------           -----------
Cash and cash equivalents at end of quarter                   $    99,000           $   688,000
                                                              ===========           ===========


See accompanying notes.

RSI Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred operating losses and has a working capital deficit at November 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon generating sufficient cash flow and obtaining additional sources of capital or financing. The Estate of Buck Mickel, the former Chairman of the Board, loaned the Company $80,000 during the three months ended November 30, 1998 and an additional $170,000 during December 1998. In addition, the President and CEO and his two adult siblings have guaranteed working capital lines of credit with two banks aggregating $225,000. If the Company meets its business plan, it believes that it will have sufficient funds to finance its operations through the year ending August 31, 1999. The current business plan assumes that the Company will meet certain of its operating goals, however there can be no assurance that the Company will meet its operating goals through the year ended August 31, 1999.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements at November 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10 - KSB for the year ended August 31, 1998.

Note C - Sale of Real Property

On November 19, 1997, the Company sold a parcel of real estate that was located in Tampa, Florida for $425,000 less selling expenses of approximately $28,000. The depreciated cost of the property was $248,000. The purchase price was paid in a combination of cash and a $75,000 promissory note. The note was secured by a second mortgage with interest computed at 8.5% per annum payable by the purchaser over ten years. The gain on the sale was recognized under the cost recovery method during fiscal 1998. The gain on sale that was recognized during the three months ended November 30, 1997 was $74,000.

         During the first quarter of fiscal 1999 the remaining principal balance of $71,000 was collected and accordingly the total principal balance collected is included in the results of operations for the three months ended November 30, 1998.

Note D - Contingencies

         The Company is one of several defendants in a lawsuit filed in July 1993 claiming indemnification with respect to payments due and the cost of performing certain covenants and obligations under a land lease agreement allegedly in default. This agreement relates to a motel property previously operated by the Company. During fiscal 1998, the Company recognized $42,000 in connection with a settlement agreement and this case is now resolved in its entirety.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Special Cautionary Notice Regarding Forward-Looking Statements.

         This Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act. Forward-looking statements are indicated by such terms as "expects", "plans", "anticipates", and words to similar effect. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors ("Cautionary Statements") that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this Report on Form 10-QSB including, without limitation, those factors discussed in the paragraph immediately preceding the heading "Liquidity and Capital Resources" on pages 12 and 13 and otherwise herein. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

Results of Operations

         The Company currently conducts its consumer loan business through its wholly-owned subsidiary, HomeAdd Financial Corporation ("HomeAdd"). The Company has no other business operations. The following discussion of the results of operations during the three months ended November 30, 1998 as compared to the three months ended November 30, 1997 primarily relates to the consumer loan business. This business was commenced during December of 1996. The goal of the Company is to increase the loan volume of business throughout the Southeastern United States to a profitable level. The Company can offer no assurance that its goals will be accomplished.

         Revenues were $310,000 during the three months ended November 30, 1998 and consisted of loan origination fees and gain from the sale of the loans made. Comparable revenues during the three months ended November 30, 1997 were $143,000. The increase in quarterly revenues during fiscal 1999 as compared to fiscal 1998 is the result of the increase in loans originated.

         Selling, general and administrative expenses were $481,000 during the three months ended November 30, 1998 as compared to $408,000 during the three months ended November 30, 1997. These expenses include expenses incurred by HomeAdd of $394,000 during the three months ended November 30, 1998 as compared to $293,000 during the three months ended November 30, 1997. The HomeAdd expenses primarily relate to advertising, salaries, and various administrative expenses of HomeAdd. The remaining general and administrative expenses primarily consist of salaries, legal, audit and other administrative expenses incurred by the Company. The increase in expenses of fiscal 1999 as compared to fiscal 1998 were the result of HomeAdd's attempt to increase the volume of its loan originations.

         The real property located in Tampa, Florida was sold during November 1997 for $425,000 less selling expenses of $28,625. The depreciated cost of the property was $248,000. The purchase price was paid in a combination of cash and a $75,000 promissory note. The note was secured by a second mortgage on the property. The property was subject to a first mortgage with a bank that was payable by the purchaser of the property in the amount of approximately $303,000 at August 31, 1998. Because of the purchaser's relatively small equity in the property, there was no assurance that the Company would be able to recover the principal amount of the note if the purchaser were to default on the note. Neither could there be any assurance that the Company would receive timely payments on the note. Accordingly, gain to the extent of the proceeds represented by the note receivable was deferred. The remaining gain on sale of the property of $74,000 is included in the results of operations for the period ended November 30, 1997.

         During the three months ended November 30, 1998 the remaining principal balance of $71,000 was collected and accordingly the total principal balance collected is included in the results of operations for the period then ended.

         The results of operations for the three months ended November 30, 1997 included $42,000 accrued to settle the lawsuit relating to Holiday Inns, Inc. litigation involving RSI Corporation and Sparjax Corporation. Under the terms of an agreement in principle that was reached during December 1997, the Company paid $42,000 during the three months ended November 30, 1998 to end claims by all parties to this litigation against the Company, RSI Corporation or Sparjax Corporation. For further discussion of the settlement of the lawsuit, reference is made to Part II, Item 1, "Legal Proceedings," which is incorporated herein by reference.

         HomeAdd offers high loan-to-value loans ("HLTV Loans") to certain qualified borrowers that permit the loan proceeds to be used for debt consolidation and home improvements. Under the terms of these HLTV loans, HomeAdd will make loans secured by a second or third mortgage in which the total loans can be up to 125% of the estimated fair value of the real property. A qualified borrower is required to be a homeowner with acceptable levels of income and have an acceptable credit history. Substantially all of the loan volume during the three months ended November 30, 1998 consisted of HLTV Loans. The Company expects that most of the loans made during fiscal 1999 will be HLTV Loans.

         HomeAdd also offers Title I home improvement loans ("Title I Loans") under the Title I program administrated by the Federal Housing Administration ("FHA"). HomeAdd was approved by FHA as a Title I lender during 1995. The Title I program was established by Title I of the National Housing Act of 1934. Loans made under the Title I program are 90% guaranteed by the United States Department of Housing and Urban Development ("HUD"). In addition to the FHA Title I license, HomeAdd has to apply for licenses to operate under the banking laws of each State in which this business intends to operate. None of HomeAdd's loan volume during the three months ended November 30, 1998 were Title I home improvement loans. The Company does not expect Title I home improvement loans to be a material portion of its business during fiscal 1999.

         HomeAdd is currently authorized to operate under the laws of South Carolina, North Carolina, Georgia, Kentucky and Florida. HomeAdd is subject to ongoing monitoring by state banking authorities and the failure to comply with applicable regulations could result in the forfeiture of licenses on which the business is dependent.

         The Company sells substantially all of the loans it originates on a non-recourse basis in the secondary market. The non-recourse basis means that the Company represents that loans were properly documented and made in accordance with applicable lending criteria, but that the purchaser of the loans assumes the full credit risk. The Company's credit guidelines for the Company's loans currently meet the underwriting criteria of the current loan purchasers. During the three months ended November 30, 1998, the Company made loans aggregating $2,931,000 as compared to loans aggregating $1,461,000 during the three months ended November 30, 1997. Substantially all of the loans outstanding at November 30, 1998 were sold on a non-recourse basis in the secondary market during December of 1998.

         As of November 30, 1998, HomeAdd had sixteen employees located in its office in Greenville, South Carolina that includes sales, underwriting and administrative personnel. During the three months ended November 30, 1998 the Company solicited loans in South Carolina, North Carolina, Georgia, Kentucky and the northern counties of Florida. The Company faces stiff competition in these markets. The future plans of HomeAdd include plans to attempt to increase its volume of loans through direct mail and other solicitations in certain other Southeastern States. HomeAdd will apply for authorization to operate under the banking laws of those states. Management of the Company has determined that additional sales personnel should be added if it is to meet its growth objectives. If HomeAdd achieves its budgeted operating goals, the Company estimates that 23 employees will be required by HomeAdd at August 31, 1999. There is no assurance, however, that its direct mail and other advertising will solicit sufficient responses in order for its operating goals to be accomplished.

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

         During the three months ended November 30, 1998, many of the wholesale buyers in this industry, including certain of the buyers of HomeAdd's loans, have announced that they will no longer purchase loans on the secondary market. The Company continues to have a secondary market in which to sell its loans, but this adverse change in the secondary market has affected the amount of gain that HomeAdd realized on its loans during the first quarter of 1999. See Liquidity and Capital Resources - Capital Requirements for HomeAdd.

         The Company had previously expected, based on its business plan, that HomeAdd would operate at a modest profit during fiscal year 1999, however, HomeAdd has experienced a decline in the response rate to its advertising during the first quarter of fiscal 1999. Although HomeAdd is experiencing some increase in the response rate during the second quarter of fiscal 1999, HomeAdd's profitability depends upon a continued and dramatic increase in the response rate during the remainder of fiscal 1999 over the response rate experienced during the three months ended November 30, 1998. Management expects that the Company as a whole will operate at a loss during fiscal 1999. The foregoing are forward-looking statements and the Company cautions that there can be no assurance that the goal of profitability can be achieved.

         An important factor which could cause the Company's results to differ materially from these current estimates is the adverse effect of the deteriorating resale market for its loans as described in the preceding paragraph. At this time, the Company is not aware of any reliable indications regarding how long this adverse trend in the secondary market will continue, or whether and when this trend may either improve or become more severe. Another important factor which would cause the Company's results to differ materially from these current estimates include lower origination volume due to real estate market conditions that might affect the appraised values of the real property that would be used as collateral for the loans that HomeAdd plans to originate. HomeAdd's business might be reduced if values of the collateral increase and HomeAdd's customers thereby qualify for more traditional sources of credit such as banks. Rising property values also might lead to an increase in prepayments which would reduce the profitability in the secondary market for HomeAdd's loans and might have a negative impact on the ability of HomeAdd to sell its loans. Another important factor is the adverse consequences of changes in interest rate environment such as increases in rates that might reduce the number of customers that would be willing to execute loans.

         Other factors that could cause the Company's results to differ materially from the forward-looking statement include, but are not limited to, the following: changes in economic conditions which could (i) increase the default rate for loans originated by the Company and adversely affect the Company's ability to sell its loans and (ii) reduce the Company's potential customer base by decreasing the credit worthiness of potential customers below the minimum levels at which it is profitable for the Company to make and sell loans; the limited operating history of HomeAdd (which has been in business only since November of 1995) available for reference in attempting to gauge the prospects of the Company's lending business; inability to sell loans or the loss of outside funding sources (see "Liquidity and Capital Resources" below), either of which could severely and adversely affect the lending operations because the Company does not have sufficient internal resources to finance a substantial number of loans until their maturity; the adverse effects of competition, particularly in light of the existing customer relationships and greater capital, experience and other resources of the Company's competitors and potential competitors, especially banks; changes in substance, enforcement or interpretation of applicable federal and state laws and regulations, which could impose requirements which the Company would be unable to meet; and the loss of key executives which the Company might be unable to replace due its limited number of personnel.

         The accompanying consolidated financial statements have been prepared assuming that RSI Holdings, Inc. will continue as a going concern. As more fully described in Note 1 to the condensed consolidated financial statements, the Company has incurred operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern and it is apparent that the Company's ability to continue as a going concern is dependent upon generating sufficient cash flow. As discussed below in "Liquidity and Capital Resources - Debt Arrangements" the Estate of Buck Mickel loaned the Company $80,000 during the three months ended November 30, 1998 and an additional $170,000 during December 1998. In addition, Buck A. Mickel, Charles C. Mickel and Minor M. Shaw have guaranteed working capital lines of credit with two banks aggregating $225,000. If the Company meets its business plan, it believes that it will have sufficient funds to finance its operations through the year ending August 31, 1999. The current business plan assumes that the Company will meet certain of its operating goals, however there can be no assurance that the Company will meet its operating goals.

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

         Refer to Item 1 of Part II, "Legal Proceedings" for a discussion of the Company's contingent liabilities which discussion is incorporated herein by reference.

         Cash and Cash Equivalents

         The Company had cash and cash equivalents in the amount of $99,000 as of November 30, 1998. Cash and cash equivalents in excess of amounts required for operations are invested in interest bearing accounts with a bank and may be liquidated by the Company to meet its cash needs on a daily basis. The Company earned $8,000 and $7,000 on its cash and cash equivalents and the restricted investment described in the following paragraph during the three months ended November 30, 1998 and 1997, respectively.

         Restricted Investment

         The Company is required, as described in the following paragraph, to maintain an investment in HomeAdd of $500,000. In compliance with this agreement, at November 30, 1998, the assets of the Company included a certificate of deposit with a face value of $500,000. The certificate of deposit bears interest at 5.77% and matures on June 22, 1999.

         Debt Arrangements

         HomeAdd finances the loans made to third parties in connection with its consumer finance business with borrowings from a warehouse line of credit with a bank in the amount of $1,500,000. The loans made to third parties by HomeAdd are collateral for this line of credit. This line of credit bears interest at the bank's prime rate. Under the terms of the agreement the aggregate amount outstanding on the line of credit may not exceed 90% of the aggregate amount of customer loans disbursed and outstanding by HomeAdd. Also, HomeAdd is required to repay any advances within 25 days of the date of the advance and HomeAdd is required to maintain tangible net worth of at least $500,000. See the paragraph below under "Capital Requirements for HomeAdd" for the amount of net worth required by HUD. The bank also requires that this tangible net worth include certain specified assets with maturity of five years or less in the amount of $500,000. This line expires on December 31, 1999.

         During August 1998 the Company executed a $75,000 working capital line of credit with a bank and during December 1998 executed an additional working capital line of credit with another bank in the amount of $150,000. These credit facilities bear interest at the prime rate of the bank. The $75,000 credit facility matures during August 1999 and the $150,000 credit facility matures in January 2000. The terms of the $75,000 facility require that the principal balance outstanding be reduced to zero for a period of at least 30 consecutive days during the year, but the $150,000 facility contains no such provision. The President and Chief Executive Officer of the Company and his two adult siblings guarantee these credit facilities. These credit facilities have not been used as of January 8, 1999.

         The Estate of Buck Mickel, the former Chairman of the Board and Chief Executive Officer of the Company, loaned the Company $250,000 bearing interest at 8.5% per year payable quarterly ($80,000 during the three months ended November 30, 1998 and $170,000 during December 1998). Proceeds from the loan have been used for working capital and the principal is payable in ten years from the date of the loan.

         Capital Requirements for HomeAdd

         HUD requires that HomeAdd have an adjusted net worth of at least $250,000. The Company executed working capital lines of credit with two banks and has received proceeds from the loans from the Estate of Buck Mickel as described above. These sources of capital were executed in order to provide the additional working capital that will be required by HomeAdd during fiscal 1999.

         During the first quarter of fiscal 1999, HomeAdd has experienced a decline in its loan originations as the result of the decline in the response rate to its direct mail advertising efforts. It also has experienced a decline in the revenues generated from the sale of its loans because of adverse market conditions. HomeAdd has experienced some improvements in the response rate to its direct mail and other advertising efforts during December of 1998 and early January of 1999, but there is no assurance that the present demand for its loans will continue. HomeAdd is also unable to predict when or if the adverse market conditions for the sale of its loans might improve sufficiently to allow the Company to improve the amount of gains realized on the sale of its loans. HomeAdd is dependent on the Company for additional funding. The Company's resources are described in the preceding paragraphs.

         Year 2000

         Many existing hardware and software computer systems were designed to accept only two-digit date entries for the year, assuming that the first two digits of every year are "19." When confronted with a date in the year 2000 or beyond, such systems may react by malfunctioning or failing entirely. The Company has assessed key financial, informational and operational systems. Management does not anticipate that the Company will encounter significant operational issues relating to the Year 2000 problem for the following reasons. Substantially all of the hardware and software computer systems as well as the telephone systems of the Company and its operating subsidiary were purchased during the fiscal year ended August 31, 1998. Because these systems were developed or manufactured after the Year 2000 problem was recognized, the Company currently believes that its hardware and software computer systems as well as its telephone system are Year 2000 compliant. In order to assess and evaluate its exposure to the Year 2000 problem, the Company has contacted most of its suppliers of equipment and software described above for confirmation that these systems are Year 2000 compliant. The Company has also contacted its vendors for customer credit information and also the purchasers of its loans for confirmation that they are or will be Year 2000 compliant.

         The Company has not incurred any substantive Year 2000 cost and does not anticipate any substantive Year 2000 costs in the future.

         The Company has received assurances from many of its vendors and the purchasers of its loans that no interruption will occur. While the Company can receive assurances that no interruption will occur, the Company cannot ensure that third parties will become compliant when promised and that the flow of credit information or continued market for its loans will not be interrupted. The inability of the Company to obtain credit information or to sell its loans could have a material impact on the Company's operations.

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

PART II. Other information

ITEM 1.  Legal Proceedings

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

  4.1         See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

  4.1.1       Specimen of Certificate for RSI Holdings, Inc., common stock:
              Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

  10.1 Loan commitment for line of credit dated August 25, 1998 by and between the Company and Centura Bank.

  10.2        Subordinated Promissory Notes numbered 1 through 25 issued by RSI
              Holdings, Inc. payable to the order of the Estate of Buck Mickel.
              The terms of each Note are identical to those set forth in the exhibit except as to the date of the Note and the date of the first interest payment, which are as set forth in the accompanying schedule.

  27          Financial Data Schedule (electronic filing only)

         (b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the fiscal quarter ended November 30, 1998.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          RSI HOLDINGS, INC.
                                     -----------------------------



 January 14, 1999                   /s/ Joe F. Ogburn
-----------------                   ------------------------------
     (Date)                             Joe F. Ogburn,
                                    Vice President and Treasurer
                                    (Principal Accounting Officer)

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

  4.1         See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

  4.1.1       Specimen of Certificate for RSI Holdings, Inc., common stock:
              Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

  10.1 Loan commitment for line of credit dated August 25, 1998 by and between the Company and Centura Bank.

  10.2        Subordinated Promissory Notes numbered 1 through 25 issued by RSI
              Holdings, Inc. payable to the order of the Estate of Buck Mickel.
              The terms of each Note are identical to those set forth in the exhibit except as to the date of the Note and the date of the first interest payment, which are as set forth in the accompanying schedule.

  27          Financial Data Schedule (electronic filing only)