Form 10QSB
period 1999-02-28
RSI HOLDINGS INC
filed 1999-04-14
CIK 853697

                    U. S. Securities and Exchange Commission
                            Washington, D. C. 20549


                                 FORM 10 - QSB




        (MARK ONE)

  X    Quarterly Report pursuant to Section 13 or 15(d) of the
----
           Securities Exchange Act of 1934

For the Quarterly Period Ended  February 28, 1999 or
                                -----------------

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

Common Stock, $.01 Par Value - 7,903,322 shares outstanding as of April 9, 1999

         Transitional Small Business Disclosure Format (check one):
         Yes         No    X
             -------    -------

                                     INDEX


                               RSI HOLDINGS, INC.




PART I.  FINANCIAL INFORMATION                                         PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheet -- February 28, 1999             4

     Condensed consolidated statement of operations -- Three
     and six months ended February 28, 1999 and 1998                       5

     Condensed consolidated statement of cash flows -- Six
     months ended February 28, 1999 and 1998                               6

     Notes to condensed consolidated financial statements --
     February 28, 1999                                                     7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

PART II. OTHER INFORMATION                                                15

Item 1.  Legal Proceedings                                                15

Item 2.  Changes in Securities                                            15

Item 3.  Defaults upon Senior Securities                                  15

Item 4.  Submission of Matters to a Vote of Security Holders              15

Item 5.  Other Information                                                15

Item 6.  Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                17

                               RSI Holdings, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                               February 28, 1999


Assets

Current Assets:
     Cash                                                $    65,000
     Mortgage notes receivable held for sale, net
         of deferred loan fees of $75,000                  1,031,000
     Prepaid expenses and other                               32,000
                                                         -----------
Total current assets                                       1,128,000

Property and equipment:
     Cost                                                    261,000
     Less accumulated depreciation                            74,000
                                                         -----------
                                                             187,000
Other assets:
     Certificate of deposit                                  500,000
     Other                                                    11,000
                                                         -----------
                                                             511,000
                                                         -----------
                                                         $ 1,826,000
                                                         ===========
Liabilities and shareholders' equity
Current liabilities:
     Trade accounts payable                              $    72,000
     Accrued expenses                                        118,000
     Notes payable                                         1,098,000
                                                         -----------
Total current liabilities                                  1,288,000

Deferred compensation                                         30,000

Long-term debt                                               250,000

Shareholders' equity:
     Common Stock, $.01 par value-authorized
          25,000,000 shares, issued and outstanding
          7,903,322 shares at February 28, 1999               79,000
     Excess of paid-in capital over par value              3,777,000
     Deficit                                              (3,598,000)
                                                         -----------
                                                             258,000



                                                         -----------
                                                         $ 1,826,000
                                                         ===========


See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)
             Three and Six Months ended February 28, 1999 and 1998


                                               Three Months                          Six Months
                                       -----------------------------       -----------------------------
                                          1999               1998              1999               1998
                                       -----------       -----------       -----------       -----------
Revenues:
     Origination fees                  $   205,000       $   141,000       $   443,000       $   258,000
     Gain on sale of loans                  17,000            32,000            89,000            58,000
                                       -----------       -----------       -----------       -----------
         Total revenues                    222,000           173,000           532,000           316,000


Expenses:
     Selling, general and
         administrative                    516,000           383,000           997,000           791,000
                                       -----------       -----------       -----------       -----------
         Loss from operations             (294,000)         (210,000)         (465,000)         (475,000)

Other income (expense):
     Interest income                        23,000            19,000            52,000            34,000
     Rental income                               0                 0                 0             6,000
     Gain on sale of real estate                 0             1,000            71,000            75,000
     Interest expense                      (14,000)           (6,000)          (25,000)          (10,000)
     Cost to settle lawsuit                      0                 0                 0           (42,000)
                                       -----------       -----------       -----------       -----------
     Total other income (expense)            9,000            14,000            98,000            63,000
                                       -----------       -----------       -----------       -----------
Net loss                               $  (285,000)      $  (196,000)      $  (367,000)      $  (412,000)
                                       ===========       ===========       ===========       ===========

Net loss per share - basic
     and diluted                       $      (.04)      $      (.02)      $      (.05)      $      (.05)
                                       ===========       ===========       ===========       ===========
Weighted average number
     of shares outstanding               7,903,322         7,900,822         7,903,115         7,900,822
                                       ===========       ===========       ===========       ===========


See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                  Six Months ended February 28, 1999 and 1998


                                                           1999              1998
                                                       -----------       -----------
Cash used in operating activities                      $  (664,000)      $  (747,000)

Investing activities
     Proceeds from sale of property                         85,000           326,000
     Purchase of equipment                                 (32,000)         (163,000)
     Other                                                       0             8,000
                                                       -----------       -----------
Net cash provided by investing activities                   53,000           171,000
                                                       -----------       -----------
Financing activities
     Advances under bank lines of credit                 5,708,000         3,019,000
     Payments on bank line of credit                    (5,347,000)       (2,816,000)
     Borrowings under long-term debt arrangements          250,000                 0
     Payment of deferred compensation                      (29,000)          (28,000)
     Exercise of options on Common Stock                     1,000                 0
                                                       -----------       -----------
Net cash provided by financing activities                  583,000           175,000
                                                       -----------       -----------
Decrease in cash and cash equivalents                      (28,000)         (401,000)

Cash and cash equivalents at beginning of year              93,000           759,000
                                                       -----------       -----------
Cash and cash equivalents at end of quarter            $    65,000       $   358,000
                                                       ===========       ===========


See accompanying notes.

RSI Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred operating losses and has a working capital deficit at February 28, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon generating sufficient cash flow and obtaining additional sources of capital or financing. The Estate of Buck Mickel, the former Chairman of the Board, loaned the Company $250,000 during the six months ended February 28, 1999. In addition, the President and CEO and his two adult siblings have guaranteed working capital lines of credit with two banks aggregating $225,000. The Company has not met its business plan during the first six months ended February 28, 1999 and is seeking additional financing opportunities. However there can be no assurance that the Company will have sufficient funds to finance its operations through the year ended August 31, 1999.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements at February 28, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ended August 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 1998.

Payment of deferred compensation in fiscal 1998 has been reclassified to "Financing activities" from "Cash used in operation activities" in the Condensed Consolidated Statement of Cash Flows to conform to fiscal 1999 presentations for comparability. The reclassification has no effect on previously reported stockholders' equity or net loss.

Note C - Sale of Real Property

On November 19, 1997, the Company sold a parcel of real estate that was located in Tampa, Florida for $425,000 less selling expenses of approximately $28,000. The depreciated cost of the property was $248,000. The purchase price was paid in a combination of cash and a $75,000 promissory note. The note was secured by a second mortgage with interest computed at 8.5% per annum. The principal and interest was payable by the purchaser over ten years. The gain on the sale was recognized under the cost recovery method. During the first six months of fiscal 1999 the remaining principal balance of $71,000 was collected. Accordingly, the total principal balance collected of $71,000 was included as gain on sale of real estate during the six months ended February 28, 1999 as compared to gain on sale of real estate that was recognized during the six months ended February 28, 1998 of $75,000. The fiscal 1998 gain represents the cash collections from the sale of the property in excess of the depreciated cost of the property and selling expenses as disclosed above during the first six months of fiscal 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Special Cautionary Notice Regarding Forward-Looking Statements.

         This Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act. Forward-looking statements are indicated by such terms as "expects", "plans", "anticipates", and words to similar effect. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors ("Cautionary Statements") that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this Report on Form 10-QSB including, without limitation, those factors discussed in the paragraphs preceding the heading "Liquidity and Capital Resources" on page 12 and otherwise herein. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

Results of Operations

         The Company currently conducts its consumer loan business through its wholly-owned subsidiary, HomeAdd Financial Corporation ("HomeAdd"). The Company has no other business operations. The following discussion of the results of operations during the six months ended February 28, 1999 as compared to the six months ended February 28, 1998 primarily relates to the consumer loan business. This business was commenced during December of 1996. The goal of the Company is to increase the loan volume of this business to a profitable level and it is employing marketing strategies to attempt to increase its loan volume. The Company can offer no assurance that its goals will be accomplished.

         Revenues were $222,000 and $532,000 during the three and six months ended February 28, 1999 and consisted of loan origination fees and gain from the sale of the loans made. Comparable revenues during the three and six months ended February 28, 1998 were $173,000 and $316,000, respectively. The increase in quarterly revenues during fiscal 1999 as compared to fiscal 1998 is the result of the increase in the volume of loans originated.

         Selling, general and administrative expenses were $516,000 and $997,000 during the three and six months ended February 28, 1999 as compared to $383,000 and $791,000 during the three and six months ended February 28, 1998. These expenses include expenses incurred by HomeAdd of $401,000 and $795,000, respectively, during the three and six months ended February 28, 1999 as compared to $274,000 and $567,000, respectively, during the three and six months ended February 28, 1998. The HomeAdd expenses primarily relate to advertising, salaries, and various administrative expenses of HomeAdd. The remaining general and administrative expenses primarily consist of salaries, legal, audit and other administrative expenses incurred by the Company. The increase in expenses of fiscal 1999 as compared to fiscal 1998 were primarily the result of HomeAdd's attempt to increase the volume of its loan originations by increases in the volume of its advertising and the additional personnel and various other related administrative expenses.

         The Company's real property located in Tampa, Florida was sold during November 1997 for $425,000 less selling expenses of $28,625. The depreciated cost of the property was $248,000. The purchase price was paid in a combination of cash and a $75,000 promissory note. The note was secured by a second mortgage on the property. The property was subject to a first mortgage with a bank that was payable by the purchaser of the property in the amount of approximately

$303,000 at August 31, 1998. Because of the purchaser's relatively small equity in the property, there was no assurance that the Company would be able to recover the principal amount of the note if the purchaser were to default on the note or that the Company would receive timely payments on the note. Accordingly, gain to the extent of the proceeds represented by the note receivable was deferred. During November of 1998 the remaining principal balance of $71,000 was collected. Accordingly, the total principal balance collected of $71,000 was included as gain on sale of real estate for the period ended February 28, 1999 as compared to gain on sale of real estate during the six months ended February 28, 1998 of $75,000. The fiscal 1998 gain represents the cash collections from sale of the property in excess of the depreciated cost of the property and selling expenses during the first six months of fiscal 1998 as disclosed above.

         The results of operations for the six months ended February 28, 1998 included $42,000 accrued to settle the lawsuit relating to Holiday Inns, Inc. litigation involving RSI Corporation and Sparjax Corporation. Under the terms of the settlement agreement, the Company paid $42,000 to end claims by all parties to this litigation against the Company, RSI Corporation or Sparjax Corporation. For further discussion of the settlement of the lawsuit, reference is made to Part II, Item 1, "Legal Proceedings," which is incorporated herein by reference.

         HomeAdd offers high loan-to-value loans ("HLTV Loans") to certain qualified borrowers that permit the loan proceeds to be used for debt consolidation and home improvements. Under the terms of these HLTV Loans, HomeAdd will make loans secured by a second or third mortgage in which the total loans can be up to 125% of the estimated fair value of the real property. A qualified borrower is required to be a homeowner with acceptable levels of income and an acceptable credit history. Substantially all of the loan volume during the six months ended February 28, 1999 consisted of HLTV Loans. The Company expects that most of the loans made during fiscal 1999 will be HLTV Loans.

         HomeAdd also offers Title I home improvement loans ("Title I Loans") under the Title I program administrated by the Federal Housing Administration ("FHA"). HomeAdd was approved by FHA as a Title I lender during 1995. The Title I program was established by Title I of the National Housing Act of 1934. Loans made under the Title I program are 90% guaranteed by the United States Department of Housing and Urban Development ("HUD"). In addition to the FHA Title I license, HomeAdd has to maintain licenses to operate under the banking laws of each State in which HomeAdd operates. None of HomeAdd's loan volume during the six months ended February 28, 1999 were Title I home improvement loans. The Company does not expect Title I home improvement loans to be a material portion of its business during fiscal 1999.

         During the first six months of fiscal 1999, HomeAdd was authorized to operate under the laws of South Carolina, North Carolina, Georgia, Kentucky and Florida. HomeAdd is subject to ongoing monitoring by state banking authorities and the failure to comply with applicable regulations could result in the forfeiture of licenses on which the business is dependent. HomeAdd is currently seeking authorization to operate under the laws of six additional states.

         The Company sells substantially all of the loans it originates on a non-recourse basis in the secondary market. The non-recourse basis means that the Company represents that loans were properly documented and made in accordance with applicable lending criteria, but that the purchaser of the loans assumes the full credit risk. The Company's credit guidelines for the its loans currently meet the underwriting criteria of the current loan purchasers. During the six months ended February 28, 1999, the Company made loans aggregating $5,729,000 as compared to loans aggregating $3,318,000 during the six months ended February 28, 1998. Substantially all of the mortgage notes receivable at February 28, 1999 were sold on a non-recourse basis in the secondary market during March of 1999.

         As of February 28, 1999, HomeAdd had 17 employees located in its office in Greenville, South Carolina including sales, underwriting and administrative personnel.

         During the six months ended February 28, 1999 the Company solicited loans in South Carolina, North Carolina, Georgia, Kentucky and the northern counties of Florida. The Company faces stiff competition in these markets. The future plans of HomeAdd include attempting to increase its volume of loans through direct mail and other solicitations in certain other states. HomeAdd has applied for authorization to operate under the banking laws of six additional states north of the Company's current marketing area (five in the eastern part of the United States and one state in the midwestern part of the United States) and plans to apply for authorization to operate under additional states. Management of the Company has determined that additional sales personnel should be added if it is to meet its growth objectives. If HomeAdd achieves its budgeted operating goals, the Company estimates that HomeAdd will employ 29 employees at August 31, 1999. There is no assurance, however, that its direct mail and other advertising will solicit sufficient responses in order for its operating goals to be accomplished.

         The consumer finance market is highly competitive and fragmented. HomeAdd competes with a number of finance companies that provide financing to individuals who may not have sufficient equity in their homes to qualify for traditional second mortgage financing. HomeAdd also competes with established home improvement lenders, other Title I lenders (many of whom are now making HLTV Loans), existing mortgage brokers and banks that offer multi-purpose second mortgages. To a lesser extent, HomeAdd competes with commercial banks, savings and loan associations, credit unions, insurance companies, and captive finance arms of major manufacturing companies that generally apply more traditional lending criteria and require greater equity in the underlying real property assets. Almost all of these competitors or potential competitors are substantially larger and have significantly greater capital, experience and other resources than the Company.

         Debt consolidation and home equity loan volume typically is not materially impacted by seasonal climate changes and, with the exception of slowdowns during the holiday and vacation seasons, tends to be relatively stable throughout the year.

         HomeAdd attempts to sell, on a non-recourse basis, all of its loans in the secondary market to wholesale buyers. HomeAdd does not have the capital that would be necessary to originate a significant volume of loans unless it is able promptly to sell its loans in the secondary market. During the six months ended February 28, 1999, many of the wholesale buyers in this industry, including certain of the buyers of HomeAdd's loans, have announced that they will no longer purchase loans in the secondary market. During the second fiscal quarter of 1999, the Company sold approximately 90% of its loans to a federal bank in California. This adverse change in the number of wholesale buyers has reduced the competition in the secondary market and has reduced the amount of gain that HomeAdd realized on its loans during the first six months of 1999. See Liquidity and Capital Resources - Liquidity and Capital Requirements. There can be no assurance that the secondary market for loans will continue to be available to HomeAdd. Adverse changes in the secondary market could materially impair HomeAdd's ability to originate and sell loans on a favorable or timely basis. Delays in the sale of a loan pool beyond a quarter-end could result in greater losses for such quarter. If HomeAdd is unable to sell its loans in the secondary market, its ability to grow could be materially impaired and its results of operations and financial condition could be materially adversely affected.

         The Company had previously expected, based on its business plan, that HomeAdd would operate at a modest profit during fiscal year 1999, however, HomeAdd has experienced a decline in the response rate to its advertising during the first six months of fiscal 1999. Although HomeAdd experienced some increase in the response rate to its direct mail solicitations during the second quarter of fiscal 1999, the Company does not expect HomeAdd to be profitable during fiscal 1999 and expects that the Company as a whole will operate at a loss during fiscal 1999.

         An important factor that could cause the Company's results to differ materially from current expectations is the adverse effect of the deteriorating resale market for its loans as described in the preceding paragraph. At this time, the Company is not aware of any reliable indications regarding how long this adverse trend in the secondary market will continue, or whether and when this trend may either improve or become more severe. Another important factor that could cause the Company's results to differ materially from current expectations is the possibility of lower loan origination volume due to real estate market conditions that might affect the appraised values of the real property that would be used as collateral for the loans that HomeAdd plans to originate. HomeAdd's business might be reduced if values of the collateral increase and HomeAdd's customers thereby qualify for more traditional credit sources such as banks. Rising property values also might lead to an increase in prepayments, which would reduce the profitability in the secondary market for HomeAdd's loans and might have a negative impact on the ability of HomeAdd to sell its loans. Conversely, falling property values reduce owners equity and thus reduces the amount that potential customers are eligible to borrow. Another important factor is the adverse consequences of potential changes in interest rate environment such as increases in rates that might reduce the number of customers that would be willing to execute loans. Also, the Company's planned expansion to six states outside of the Southeastern United States will present additional challenges including difficulties in penetrating new markets.

         Other factors that could cause the Company's results to differ materially from the forward-looking statements include, but are not limited to, the following: changes in economic conditions which could (i) increase the default rate for loans originated by the Company and adversely affect the Company's ability to sell its loans and (ii) reduce the Company's potential customer base by decreasing the credit-worthiness of potential customers below the minimum levels at which it is profitable for the Company to make and sell loans; the limited operating history of HomeAdd (which has been in business only since November of 1995) available for reference in attempting to gauge the prospects of the Company's lending business; inability to sell loans or the loss of outside funding sources (see "Liquidity and Capital Resources" below), either of which could severely and adversely affect the lending operations because the Company does not have sufficient internal resources to finance a substantial number of loans until their maturity; the adverse effects of competition, particularly in light of the existing customer relationships and greater capital, experience and other resources of the Company's competitors and potential competitors, especially banks; changes in substance, enforcement or interpretation of applicable federal and state laws and regulations, which could impose requirements that the Company would be unable to meet; and the loss of key executives that the Company might be unable to replace due its limited number of personnel and limited resources.

         The accompanying consolidated financial statements have been prepared assuming that RSI Holdings, Inc. will continue as a going concern. As more fully described in Note 1 to the condensed consolidated financial statements, the Company has incurred operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern and it is apparent that the Company's ability to continue as a going concern is dependent upon generating sufficient cash flow. As discussed below in "Liquidity and Capital Resources - Debt Arrangements", the Estate of Buck Mickel loaned the Company $250,000 during the six months ended February 28, 1999. In addition, Buck A. Mickel, Charles C. Mickel and Minor M. Shaw have guaranteed working capital lines of credit with two banks aggregating $225,000. The Company has not met its business plan during the first six months of fiscal 1999 and is currently seeking additional financing opportunities. However, there is no assurance that the Company will be successful or will have sufficient funds to finance its operations through the year ended August 31, 1999.

Liquidity and Capital Resources

         Anticipated Liquidity Requirements

         As discussed below under "Cash and Cash Equivalents", "Debt Arrangements," and "Liquidity and Capital Requirements" the Company anticipates that it will need additional capital resources in order for it to meet its liquidity requirement during the next twelve months.

         Cash and Cash Equivalents

         The Company had cash and cash equivalents in the amount of $65,000 as of February 28, 1999. The Company earned $16,000 and $13,000 on its cash and cash equivalents and the restricted investment described in the following paragraph during the six months ended February 28, 1999 and 1998, respectively.

         Restricted Investment

         The Company is required, as described in the following paragraph, to maintain an investment in HomeAdd of $500,000. In compliance with this agreement, at February 28, 1999, the assets of the Company included a certificate of deposit with a face value of $500,000. The certificate of deposit bears interest at 5.77% and matures on June 22, 1999.

         Debt Arrangements

         HomeAdd finances loans to its customers with borrowings from a warehouse line of credit with a bank in the amount of $1,500,000. The loans made to third parties by HomeAdd are collateral for this line of credit. This line of credit bears interest at the bank's prime rate. Under the terms of the agreement the aggregate amount outstanding on the line of credit may not exceed 90% of the aggregate amount of customer loans disbursed and outstanding by HomeAdd. Also, HomeAdd is required to repay any advances within 25 days of the date of the advance and HomeAdd is required to maintain tangible net worth of at least $500,000. See the paragraph below under "Capital Requirements for HomeAdd" for the amount of net worth required by HUD. The bank also requires that this tangible net worth include certain specified assets with maturity of five years or less in the amount of $500,000. The bank line is scheduled to expire on December 31, 1999.

         During August 1998 the Company entered into a $75,000 working capital line of credit with a bank and during December 1998 entered into an additional working capital line of credit with another bank in the amount of $150,000. These credit facilities bear interest at the prime rate of the banks. The $75,000 credit facility matures in August 1999 and the $150,000 credit facility matures in January 2000. The terms of the $75,000 facility require that the principal balance outstanding be reduced to zero for a period of at least 30 consecutive days during the year, but the $150,000 facility contains no such provision. The President and Chief Executive Officer of the Company and his two adult siblings personally guarantee amounts owing under these credit facilities. The principal balance outstanding at February 28, 1999 under these two credit facilities was $100,000.

         During the six months ended February 28, 1999, the Estate of Buck Mickel, the former Chairman of the Board and Chief Executive Officer of the Company, loaned the Company $250,000 bearing interest at 8.5% per year payable quarterly. Proceeds from the loan have been used for working capital and the principal is payable ten years from the date of the loan.

         Liquidity and Capital Requirements

         HUD requires that HomeAdd have an adjusted net worth of at least $250,000. The Company executed working capital lines of credit with two banks and has received proceeds from the loan from the Estate of Buck Mickel as described above. These sources of capital were executed in order to provide additional working capital during fiscal 1999.

         During the first six months of fiscal 1999, HomeAdd has experienced a decline in the response rate to its direct mail advertising efforts. It also has experienced a deterioration in the market conditions for the sale of its loans. HomeAdd also is unable to predict when or if the adverse market conditions for the sale of its loans might improve sufficiently to allow the Company to improve the amount of gains realized on the sale of its loans. HomeAdd is dependent on the Company for additional funding. The Company will have to obtain additional external sources of capital in order to continue to fund HomeAdd.

         Year 2000

         Many existing hardware and software computer systems were designed to accept only two-digit date entries for the year, assuming that the first two digits of every year are "19." When confronted with a date in the year 2000 or beyond, such systems may react by malfunctioning or failing entirely. The Company has assessed key financial, informational and operational systems. Management does not anticipate that the Company will encounter significant operational issues relating to the Year 2000 problem for the following reasons:
Substantially all of the hardware and software computer systems as well as the telephone systems of the Company and its operating subsidiary were purchased during the fiscal year ended August 31, 1998. Because these systems were developed or manufactured after the Year 2000 problem was recognized, the Company currently believes that its hardware and software computer systems as well as its telephone system are Year 2000 compliant. In order to assess and evaluate its exposure to the Year 2000 problem, the Company has contacted substantially all of its suppliers of equipment and software described above for confirmation that these systems are Year 2000 compliant. The Company has also contacted its vendors for customer credit information and also the purchasers of its loans for confirmation that they are or will be Year 2000 compliant. The Company has received confirmation for all its request that confirm that each supplier contacted is Year 2000 compliant.

         The Company has not incurred any substantive Year 2000 costs and does not anticipate incurring any substantive Year 2000 costs in the future.

         Although the Company has received assurances from many of its vendors and the purchasers of its loans that no interruption will occur as a result of the Year 2000 problem, the Company cannot ensure that third parties will become compliant when promised or that the flow of credit information or continued market for its loans will not be interrupted. The inability of the Company to obtain credit information or to sell its loans could have a material adverse impact on the Company's operations.

         In the event that the possible interruptions described above were to occur, the Company would attempt to continue its operations by working with credit information vendors and financial institutions not substantially affected by the Year 2000 problem. In addition to the vendors and institutions with which it currently does business, the Company is constantly looking at other vendors that supply credit information and financial institutions to which it may sell its loans.

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

         All the parties to the litigation have agreed to a settlement pursuant to which the Company agreed to pay $42,000 for complete release of any and all claims relating to the subject property. The Company paid the $42,000 settlement in September 1998 and has received final dismissal of the lawsuit with prejudice.

ITEM 2.  CHANGES IN SECURITIES*

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES*

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following summarizes the votes at the Annual Meeting of the Company's shareholders held on January 21, 1999.

                                                                       Broker
      Matter           For      Against     Withheld    Abstentions   Nonvotes
      ------           ---      -------     ---------   -----------   --------
Election of
Directors
Buck A. Mickel       7,096,406      N/A        8,782         N/A             0
C. C. Guy            7,096,406      N/A        8,782         N/A             0
Charles M. Bolt      7,096,406      N/A        8,782         N/A             0


Ratification of
proposal to amend
stock option plan
from 750,000 to
1,250,000 shares     5,697,161   191,753        N/A        95,361    1,120,913

Ratification of
Appointment of
Ernst & Young LLP
for fiscal 1999      7,088,509    12,121        N/A         4,558            0


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

  4.1         See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

  4.1.1       Specimen of Certificate for RSI Holdings, Inc., common stock:
              Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

  10.1 Loan commitment for line of credit dated August 25, 1998 by and between the Company and Centura Bank: Incorporated by reference to Exhibit 10.1 to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the quarterly period ended November 30, 1998.

  10.2 Subordinated Promissory Notes numbered 1 through 25 issued by RSI Holdings, Inc. payable to the order of the Estate of Buck Mickel. The terms of each Note are identical to those set forth in the exhibit except as to the date of the Note and the date of the first interest payment, which are as set forth in the accompanying schedule: Incorporated by reference to Exhibit 10.2 to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the quarterly period ended November 30, 1998.

  10.3 Loan commitment for line of credit dated December 7, 1998 by and between the Company and Branch Banking & Trust Co.

  27          Financial Data Schedule (electronic filing only)

         (b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the fiscal quarter ended February 28, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                     RSI HOLDINGS, INC.
                                                 ------------------------------



April 14, 1999                                   /s/ Joe F. Ogburn
--------------                                   ------------------------------
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

  4.1         See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

  4.1.1       Specimen of Certificate for RSI Holdings, Inc., common stock:
              Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

  10.1 Loan commitment for line of credit dated August 25, 1998 by and between the Company and Centura Bank: Incorporated by reference to Exhibit 10.1 to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the quarterly period ended November 30, 1998.

  10.2 Subordinated Promissory Notes numbered 1 through 25 issued by RSI Holdings, Inc. payable to the order of the Estate of Buck Mickel. The terms of each Note are identical to those set forth in the exhibit except as to the date of the Note and the date of the first interest payment, which are as set forth in the accompanying schedule: Incorporated by reference to Exhibit 10.2 to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the quarterly period ended November 30, 1998.

  10.3 Loan commitment for line of credit dated December 7, 1998 by and between the Company and Branch Banking & Trust Co.

  27          Financial Data Schedule (electronic filing only)