Form 10QSB
period 1999-05-31
RSI HOLDINGS INC
filed 1999-07-09
CIK 853697

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10 - QSB




        (MARK ONE)

  X    Quarterly Report pursuant to Section 13 or 15 (d) of the
----
       Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 1999 or
                               ------------
       Transition Report pursuant to Section 13 or 15 (d) of the
----
       Securities Exchange Act of 1934

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

Common Stock, $.01 Par Value - 7,903,322 shares outstanding as of July 9, 1999

         Transitional Small Business Disclosure Format (check one):
         Yes         No    X
             -------    -------

                                      INDEX


                               RSI HOLDINGS, INC.




PART I.  FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheet -- May 31, 1999                    3

     Condensed consolidated statement of operations -- Three
     and nine months ended May 31, 1999 and 1998                             4

     Condensed consolidated statement of cash flows -- Nine
     months ended May 31, 1999 and 1998                                      5

     Notes to condensed consolidated financial statements --
     May 31, 1999                                                            6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8

PART II. OTHER INFORMATION                                                  14

Item 1.  Legal Proceedings                                                  14

Item 2.  Changes in Securities                                              14

Item 3.  Defaults upon Senior Securities                                    14

Item 4.  Submission of Matters to a Vote of Security Holders                14

Item 5.  Other Information                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                  16

                               RSI Holdings, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                                  May 31, 1999


Assets

Current Assets:
     Cash                                                  $    57,000
     Mortgage notes receivable held for sale, net
         of deferred loan fees of $57,000                      795,000
     Prepaid expenses and other                                 59,000
                                                           -----------
Total current assets                                           911,000

Property and equipment:
     Cost                                                      280,000
     Less accumulated depreciation                              85,000
                                                           -----------
                                                               195,000
Other assets:
     Certificate of deposit                                    500,000
     Other                                                      10,000
                                                           -----------
                                                               510,000
                                                           -----------
                                                           $ 1,616,000
                                                           ===========
Liabilities and shareholders' equity
Current liabilities:
     Trade accounts payable                                $    90,000
     Accrued expenses                                          148,000
     Notes payable                                           1,089,000
                                                           -----------
Total current liabilities                                    1,327,000

Deferred compensation                                           15,000

Long-term debt                                                 250,000

Shareholders' equity:
     Common Stock, $.01 par value-authorized
        25,000,000 shares, issued and outstanding
        7,903,322 shares at May 31, 1999                        79,000
     Excess of paid-in capital over par value                3,777,000
     Deficit                                                (3,832,000)
                                                           -----------
                                                                24,000



                                                           -----------
                                                           $ 1,616,000
                                                           ===========


See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)
               Three and Nine Months ended May 31, 1999 and 1998


                                                Three Months                         Nine Months
                                       -----------------------------       -----------------------------
                                          1999              1998               1999             1998
                                       -----------       -----------       -----------       -----------
Revenues:
     Origination fees                  $   248,000       $   218,000       $   691,000       $   476,000
     Gain on sale of loans                  59,000            35,000           148,000            93,000
                                       -----------       -----------       -----------       -----------
         Total revenues                    307,000           253,000           839,000           569,000


Expenses:
     Selling, general and
         administrative                    550,000           402,000         1,547,000         1,193,000
                                       -----------       -----------       -----------       -----------
         Loss from operations             (243,000)         (149,000)         (708,000)         (624,000)

Other income (expense):
     Interest income                        27,000            20,000            79,000            54,000
     Rental income                               0                 0                 0             6,000
     Gain on sale of real estate                 0             1,000            71,000            76,000
     Insurance recovery (Note C)                 0           100,000                 0           100,000
     Interest expense                      (18,000)           (8,000)          (43,000)          (18,000)
     Cost to settle lawsuit                      0                 0                 0           (42,000)
                                       -----------       -----------       -----------       -----------
     Total other income (expense)            9,000           113,000           107,000           176,000
                                       -----------       -----------       -----------       -----------
Net loss                               $  (234,000)      $   (36,000)      $  (601,000)      $  (448,000)
                                       ===========       ===========       ===========       ===========

Net loss per share - basic
     and diluted                       $      (.03)      $      (.00)      $      (.08)      $      (.06)
                                       ===========       ===========       ===========       ===========
Weighted average number
     of shares outstanding               7,903,322         7,900,822         7,903,185         7,900,822
                                       ===========       ===========       ===========       ===========


See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                     Nine Months ended May 31, 1999 and 1998

                                                          1999              1998
                                                      -----------       -----------
Cash used in operating activities                     $  (629,000)      $(1,225,000)

Investing activities
     Proceeds from sale of property                        85,000           327,000
     Purchase of equipment                                (51,000)         (186,000)
     Other                                                      0             8,000
                                                      -----------       -----------
Net cash provided by investing activities                  34,000           149,000
                                                      -----------       -----------
Financing activities
     Advances under bank lines of credit                9,054,000         5,695,000
     Payments on bank lines of credit                  (8,701,000)       (5,101,000)
     Borrowings under long-term debt arrangement          250,000                 0
     Payment of deferred compensation                     (45,000)          (28,000)
     Exercise of options on Common Stock                    1,000                 0
                                                      -----------       -----------
Net cash provided by financing activities                 559,000           566,000
                                                      -----------       -----------
Decrease in cash and cash equivalents                     (36,000)         (510,000)

Cash and cash equivalents at beginning of year             93,000           759,000
                                                      -----------       -----------
Cash and cash equivalents at end of quarter           $    57,000       $   249,000
                                                      ===========       ===========


See accompanying notes.

RSI Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred operating losses and has a working capital deficit at May 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon generating sufficient cash flow and obtaining additional sources of capital or financing. The Estate of Buck Mickel, the former Chairman of the Board, loaned the Company $250,000 during the nine months ended May 31, 1999. In addition, the President and CEO and his two adult siblings and a company that is owned by the President, his two adult siblings and their mother have guaranteed working capital lines of credit with three banks aggregating $725,000. The Company has not met its business plan during the first nine months ended May 31, 1999 and there can be no assurance that these credit facilities will be available to provide sufficient funds to finance its operations through the year ended August 31, 1999.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements at May 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ended August 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 1998.

Payment of deferred compensation in fiscal 1998 has been reclassified to "Financing activities" from "Cash used in operation activities" in the Condensed Consolidated Statement of Cash Flows to conform to fiscal 1999 presentations for comparability. The reclassification has no effect on previously reported stockholders' equity or net loss.

Note C - Sale of Real Property

On November 19, 1997, the Company sold a parcel of real estate that was located in Tampa, Florida for $425,000 less selling expenses of approximately $28,000. The depreciated cost of the property was $248,000. The purchase price was paid in a combination of cash and a $75,000 promissory note. The note was secured by a second mortgage with interest computed at 8.5% per annum. The principal and interest was payable by the purchaser over ten years. The gain on the sale was recognized under the cost recovery method. During the first nine months of fiscal 1999 the remaining principal balance of $71,000 was collected. Accordingly, the total principal balance collected of $71,000 was included as gain on sale of real estate during the nine months ended May 31, 1999 as compared to gain on sale of real estate that was recognized during the nine months ended May 31, 1998 of $76,000. The fiscal 1998 gain represents the cash collections from the sale of the property in excess of the depreciated cost of the property and selling expenses as disclosed above during the first nine months of fiscal 1998.

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

Results of Operations

         The Company currently conducts its consumer loan business through its wholly-owned subsidiary, HomeAdd Financial Corporation ("HomeAdd"). The Company has no other business operations. The following discussion of the results of operations during the nine months ended May 31, 1999 as compared to the nine months ended May 31, 1998 primarily relates to the consumer loan business. This business was commenced during December of 1996. The goal of the Company is to increase the loan volume of this business to a profitable level and it is employing marketing strategies to attempt to increase its loan volume. The Company can offer no assurance that its goals will be accomplished.

         Revenues were $307,000 and $839,000 during the three and nine months ended May 31, 1999 and consisted of loan origination fees and gain from the sale of the loans made. Comparable revenues during the three and nine months ended May 31, 1998 were $253,000 and $569,000, respectively. The increase in quarterly revenues during fiscal 1999 as compared to fiscal 1998 is the result of the increase in the volume of loans originated.

         Selling, general and administrative expenses were $550,000 and $1,547,000 during the three and nine months ended May 31, 1999 as compared to $402,000 and $1,193,000 during the three and nine months ended May 31, 1998. These expenses include expenses incurred by HomeAdd of $454,000 and $1,249,000, respectively, during the three and nine months ended May 31, 1999 as compared to $312,000 and $879,000, respectively, during the three and nine months ended May 31, 1998. The HomeAdd expenses primarily relate to advertising, salaries, and various administrative expenses of HomeAdd. The remaining general and administrative expenses primarily consist of salaries, legal, audit and other administrative expenses incurred by the Company. The increase in expenses of fiscal 1999 as compared to fiscal 1998 were primarily the result of HomeAdd's attempt to increase the volume of its loan originations by increases in the volume of its advertising and the additional personnel and various other related administrative expenses.

         The Company's real property located in Tampa, Florida was sold during November 1997 for $425,000 less selling expenses of $28,625. The depreciated cost of the property was $248,000. The purchase price was paid in a combination of cash and a $75,000 promissory note. The note was secured by a second mortgage on the property. The property was subject to a first mortgage with a bank that was payable by the purchaser of the property in the amount of approximately $303,000 at August 31, 1998. Because of the purchaser's relatively small equity in the property, there was no assurance that the Company would be able to recover the principal amount of the note if the purchaser were to default on the note or that the Company would receive timely payments on the note. Accordingly, gain to the extent of the proceeds represented by the note receivable was deferred. During November of 1998 the remaining principal balance of $71,000 was collected. Accordingly, the total principal balance collected of $71,000 was included as gain on sale of real estate for the period ended May 31, 1999 as compared to gain on sale of real estate during the nine months ended May 31, 1998 of $76,000. The fiscal 1998 gain represents the cash collections from sale of the property in excess of the depreciated cost of the property and selling expenses during the first nine months of fiscal 1998 as disclosed above.

         The results of operations for the nine months ended May 31, 1998 included $42,000 accrued to settle the lawsuit relating to Holiday Inns, Inc. litigation involving RSI Corporation and Sparjax Corporation. Under the terms of the settlement agreement, the Company paid $42,000 to end claims by all parties to this litigation against the Company, RSI Corporation or Sparjax Corporation. For further discussion of the settlement of the lawsuit, reference is made to
Part II, Item 1, "Legal Proceedings," which is incorporated herein by reference.

         HomeAdd offers high loan-to-value loans ("HLTV Loans") to certain qualified borrowers that permit the loan proceeds to be used for debt consolidation and home improvements. Under the terms of these HLTV Loans, HomeAdd makes loans secured by a second or third mortgage in which the total loans can be up to 125% of the estimated fair value of the real property. A qualified borrower is required to be a homeowner with acceptable levels of income and an acceptable credit history. Substantially all of the loan volume during the nine months ended May 31, 1999 consisted of HLTV Loans. The Company expects that most of the loans made during fiscal 1999 will be HLTV Loans.

         During the third quarter of fiscal 1999 HomeAdd began offering loans that are secured by first mortgages. These loans can be up to 95% of the estimated fair value of the real property. None of these first mortgages were originated until June of 1999.

         HomeAdd also offers Title I home improvement loans ("Title I Loans") under the Title I program administrated by the Federal Housing Administration ("FHA"). HomeAdd was approved by FHA as a Title I lender during 1995. The Title I program was established by Title I of the National Housing Act of 1934. Loans made under the Title I program are 90% guaranteed by the United States Department of Housing and Urban Development ("HUD"). In addition to the FHA Title I license, HomeAdd has to maintain licenses to operate under the banking laws of each State in which HomeAdd operates. None of HomeAdd's loan volume during the nine months ended May 31, 1999 were Title I home improvement loans. The Company does not expect Title I home improvement loans to be a material portion of its business during fiscal 1999.

         During the first nine months of fiscal 1999, HomeAdd was authorized to operate under the laws of South Carolina, North Carolina, Georgia, Florida, Kentucky and Maryland. HomeAdd is subject to ongoing monitoring by state banking authorities and the failure to comply with applicable regulations could result in the forfeiture of licenses on which the business is dependent. HomeAdd is currently seeking authorization to operate under the laws of additional states as described below.

         The Company sells substantially all of the loans it originates on a non-recourse basis in the secondary market. The non-recourse basis means that the Company represents that loans were properly documented and made in accordance with applicable lending criteria, but that the purchaser of the loans assumes the full credit risk. The Company's credit guidelines for the its loans currently meet the underwriting criteria of the current loan purchasers. During the nine months ended May 31, 1999, the Company made loans aggregating $8,553,000 as compared to loans aggregating $6,254,000 during the nine months ended May 31, 1998. Substantially all of the mortgage notes receivable at May 31, 1999 were sold on a non-recourse basis in the secondary market during June of 1999.

         As of May 31, 1999, HomeAdd had 24 employees located in its office in Greenville, South Carolina including sales, underwriting and administrative personnel.

         During the nine months ended May 31, 1999 the Company solicited loans in South Carolina, North Carolina, Georgia, Kentucky, and Florida and began soliciting loans in Maryland during late May. The Company faces stiff competition in these markets. The future plans of HomeAdd include attempting to increase its volume of loans through direct mail and other solicitations in certain other states. HomeAdd now has authorization to operate under the banking laws of Connecticut and Tennessee and has applied to operate under the banking laws of two additional states in the northeastern portion of the United States. The Company plans to apply for authorization to operate in additional states. Management of the Company has determined that additional sales personnel should be added if it is to meet its growth objectives. If HomeAdd achieves its budgeted operating goals, the Company estimates that HomeAdd will employ 29 employees at August 31, 1999. There is no assurance, however, that its direct mail and other advertising will solicit sufficient responses in order for its operating goals to be accomplished.

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

         HomeAdd attempts to sell, on a non-recourse basis, all of its loans in the secondary market to wholesale buyers. HomeAdd does not have the capital that would be necessary to originate a significant volume of loans unless it is able promptly to sell its loans in the secondary market. During the nine months ended May 31, 1999, many of the wholesale buyers in this industry, including certain of the buyers of HomeAdd's loans, have announced that they will no longer purchase loans in the secondary market. During the third fiscal quarter of 1999, the Company sold approximately 95% of its loans to a federal bank in California. This adverse change in the number of wholesale buyers has reduced the competition in the secondary market and has reduced the amount of gain that HomeAdd realized on its loans during the first nine months of 1999. See Liquidity and Capital Resources - Liquidity and Capital Requirements. There can be no assurance that the secondary market for loans will continue to be available to HomeAdd. Adverse changes in the secondary market could materially impair HomeAdd's ability to originate and sell loans on a favorable or timely basis. Delays in the sale of a loan pool beyond a quarter-end could result in greater losses for such quarter. If HomeAdd is unable to sell its loans in the secondary market, its ability to grow could be materially impaired and its results of operations and financial condition could be materially adversely affected.

         The Company had previously expected, based on its business plan, that HomeAdd would operate at a modest profit during fiscal year 1999. However, HomeAdd has experienced a decline in the rate of loans originated as compared to its advertising efforts during the first nine months of fiscal 1999. HomeAdd has experienced some increase in the origination of loans during June of 1999 and management of the Company is tentatively optimistic that HomeAdd will experience some improvements during the fourth fiscal quarter of 1999. Nevertheless, the Company does not expect HomeAdd to be profitable during fiscal 1999 and expects that the Company as a whole will operate at a loss during fiscal 1999. The Company can offer no assurance that the fourth quarter of fiscal 1999 will be profitable.

         An important factor that could cause the Company's results to deteriorate materially from management's current expectations is the adverse effect that would be felt by the Company if HomeAdd could no longer market its loans in the secondary market. As discussed above, during the third fiscal quarter of 1999, HomeAdd sold 95% of its loans to a federal bank in California. HomeAdd has no assurance that this federal bank in California will continue to purchase its loans. Another important factor that could cause the Company's results to differ materially from current expectations is the possibility of lower loan origination volume due to real estate market conditions that might affect the appraised values of the real property that would be used as collateral for the loans that HomeAdd plans to originate. HomeAdd's business might be reduced if values of the collateral increase and HomeAdd's customers thereby qualify for more traditional credit sources such as banks. Rising property values also might lead to an increase in prepayments, which would reduce the profitability in the secondary market for HomeAdd's loans and might have a negative impact on the ability of HomeAdd to sell its loans. Conversely, falling property values reduce owner's equity and thus reduces the amount that potential customers are eligible to borrow. Another important factor is the adverse consequences of potential changes in interest rate environment such as increases in rates that might reduce the number of customers that would be willing to execute loans. Also, the Company's planned expansion to states outside of the Southeastern United States may present additional challenges including difficulties in penetrating new markets.

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

         The accompanying consolidated financial statements have been prepared assuming that RSI Holdings, Inc. will continue as a going concern. As more fully described in Note 1 to the condensed consolidated financial statements, the Company has incurred operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern and it is apparent that the Company's ability to continue as a going concern is dependent upon generating sufficient cash flow. As discussed below in "Liquidity and Capital Resources - Debt Arrangements", the Estate of Buck Mickel loaned the Company $250,000 during the nine months ended May 31, 1999. In addition, Buck A. Mickel, Charles C. Mickel and Minor M. Shaw have guaranteed working capital lines of credit with two banks aggregating $225,000 and a corporation owned by the above named guarantors and their mother has pledged securities to a third bank in connection with a revolving loan facility of $500,000. At May 31, 1999, notes payable in the amount of $1,089,000 consist of borrowings of $332,000 under the terms of these three bank credit facilities and indebtedness of $757,000 in connection with the terms and conditions of a $1,500,000 warehouse line of credit that is secured by mortgage notes receivable held for sale having a face amount of $852,000. The Company has not met its business plan during the first nine months of fiscal 1999. As discussed below, the $500,000 credit facility requires that the Company maintain a tangible net worth of at least $1,000 and is payable on demand. Accordingly, there is no assurance that the $500,000 credit facility will be available or that there will be sufficient working capital available to finance the operations of the Company through the year ended August 31, 1999.

Liquidity and Capital Resources

         Anticipated Liquidity Requirements

         As discussed below under "Cash and Cash Equivalents", "Debt Arrangements," and "Liquidity and Capital Requirements" the Company anticipates that it will need additional capital resources in order for it to meet its liquidity requirement during the next twelve months.

         Cash and Cash Equivalents

         The Company had cash and cash equivalents in the amount of $57,000 as of May 31, 1999. The Company earned $23,000 and $38,000 on its cash and cash equivalents and the restricted investment described in the following paragraph during the nine months ended May 31, 1999 and 1998, respectively.

         Restricted Investment

         The Company is required, as described in the following paragraph, to maintain an investment in HomeAdd of $500,000. In compliance with this agreement, at May 31, 1999, the assets of the Company included a certificate of deposit with a face value of $500,000. The certificate of deposit bearing interest at 5.77% and matured on June 22, 1999. This certificate was renewed for three months at 5%.

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

         During August 1998 the Company entered into a $75,000 working capital line of credit with a bank and during December 1998 entered into an additional working capital line of credit with another bank in the amount of $150,000. These credit facilities bear interest at the prime rate of the banks. The $75,000 credit facility matures in August 1999 and the $150,000 credit facility matures in January 2000. The terms of the $75,000 facility require that the principal balance outstanding be reduced to zero for a period of at least 30 consecutive days during the year, but the $150,000 facility contains no such provision. The President and Chief Executive Officer of the Company and his two adult siblings personally guarantee amounts owing under these credit facilities. The principal balance outstanding at May 31, 1999 under these two credit facilities was $2,000.

         Effective April 30, 1999, the Company executed a $500,000 loan agreement with a bank. This credit facility bears interest at the prime rate of the bank. A corporation that is owned by the President and Chief Executive Officer, his mother and his two adult siblings has guaranteed payment of the loan and has pledged certain securities as collateral to the loan. Under the terms of the agreement, RSI Holdings, Inc. shall maintain tangible net worth of at least $1,000. At May 31, 1999 the tangible net worth of the Company was $24,000. The loan is payable on demand of the bank or in any event on June 15, 2000.

         During the nine months ended May 31, 1999, the Estate of Buck Mickel, the former Chairman of the Board and Chief Executive Officer of the Company, loaned the Company $250,000 bearing interest at 8.5% per year payable quarterly. Proceeds from the loan have been used for working capital and the principal is payable ten years from the date of the loan.

         Liquidity and Capital Requirements

         HUD requires that HomeAdd have an adjusted net worth of at least $250,000. The Company executed credit facilities with three banks and has received proceeds from the loan from the Estate of Buck Mickel as described above. These sources of credit were executed in order to provide additional working capital during fiscal 1999.

         During the three and nine months ended May 31, 1999, the losses of the Company and HomeAdd resulted in the requirement for additional working capital as discussed in the preceding paragraph. The losses resulted in part from the decline in the rate of loan originations in response to its direct mail advertising efforts that HomeAdd experienced during the first nine months of fiscal 1999. During the first and second fiscal 1999 quarters, it also experienced deterioration in the market conditions for the sale of its loans that resulted in lower premium rates paid by its investors. During the third quarter of fiscal 1999, the premium rates that HomeAdd received from the sale of its loans were approximately the same as those of the third quarter of fiscal 1998. HomeAdd sold approximately 95% of its loans to one bank during the third quarter of fiscal 1999 and is unable to predict when or if the adverse market conditions for the sale of its loans might improve sufficiently to allow the Company to improve the amount of gains realized on the sale of its loans. Accordingly, HomeAdd is unable to predict when or if it might be cash flow positive. HomeAdd is dependent on the Company for additional funding that will be required if losses continue. The Company can offer no assurance that its credit facilities will be available or sufficient to provide HomeAdd with the funding that it will need for its operations during the remaining portion of fiscal 1999.

         Year 2000

         Many existing hardware and software computer systems were designed to accept only two-digit date entries for the year, assuming that the first two digits of every year are "19." When confronted with a date in the year 2000 or beyond, such systems may react by malfunctioning or failing entirely. The Company has assessed key financial, informational and operational systems. Management does not anticipate that the Company will encounter significant operational issues relating to the Year 2000 problem for the following reasons:
Substantially all of the hardware and software computer systems as well as the telephone systems of the Company and its operating subsidiary were purchased during the fiscal year ended August 31, 1998. Because these systems were developed or manufactured after the Year 2000 problem was recognized, the Company currently believes that its hardware and software computer systems as well as its telephone system are Year 2000 compliant. In order to assess and evaluate its exposure to the Year 2000 problem, the Company has contacted substantially all of its suppliers of equipment and software described above and has received confirmation that these systems are Year 2000 compliant. The Company has also contacted its vendors for customer credit information and also the purchasers of its loans for confirmation that they are or will be Year 2000 compliant.

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

PART II.  Other information

ITEM 1.  Legal Proceedings

         Reference is made to disclosure of certain terminated litigation in the Company's Form 10-QSB for the quarterly period ended February 28, 1999.

ITEM 2.  CHANGES IN SECURITIES*

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES*

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*

ITEM 5.  OTHER INFORMATION*

*Items 2, 3, 4, and 5 are not presented as they are not applicable or the information required thereunder is substantially the same as information previously reported.

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

  4.1         See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

  4.1.1       Specimen of Certificate for RSI Holdings, Inc., common stock:
              Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

  10.1 Loan agreement dated April 30, 1999 by and between the Company and First Union National Bank.

  27          Financial Data Schedule (electronic filing only)

         (b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the fiscal quarter ended May 31, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   RSI HOLDINGS, INC.
                                               --------------------------



July 9, 1999                                   /s/ Joe F. Ogburn
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

  4.1         See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

  4.1.1       Specimen of Certificate for RSI Holdings, Inc., common stock:
              Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

  10.1 Loan agreement dated April 30, 1999 by and between the Company and First Union National Bank.

  27          Financial Data Schedule (electronic filing only)