Form 10KSB40
period 1999-08-31
RSI HOLDINGS INC
filed 1999-11-23
CIK 853697

                                 UNITED STATES
                            SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended August 31, 1999

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

                  The issuer's revenues from operations during fiscal year 1999 were $1,370,000.

         State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates as of November 3, 1999 was $524,000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 3, 1999

         Common Stock, par value           7,905,822 shares outstanding
         $.01 per share

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the annual shareholders' meeting currently scheduled to be held on January 20, 2000, are incorporated by reference into Part III.

         Transitional Small Business Disclosure Format: Yes [ ]  No [X]

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

         HomeAdd makes high loan-to-value debt consolidation and home improvement loans ("HLTV Loans") secured by mortgages to customers in South Carolina, North Carolina, Georgia, Kentucky, Maryland, Connecticut, Delaware and Florida. HomeAdd makes loans secured by second mortgages in which the total loans outstanding on the property can be up to 125% of the estimated fair value of the real property. HomeAdd also makes loans that are secured by first mortgages in which the loans can be up to 100% of the estimated fair value of the real property. These loans are sold on the secondary market. HomeAdd's primary means of advertising is through direct mail solicitation and outgoing telephone solicitation.

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

         The Company has a line of credit with a bank in the amount of $1,500,000 that is used to fund the loans made to its customers. This loan is collateralized by the loans made by HomeAdd Financial Corporation and by investments aggregating $500,000 in the form of certificates of deposit. This line of credit expires on December 31, 1999.

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

         The Company's executive offices are located at 28 East Court Street, Greenville, South Carolina, 29601. Its telephone number is (864) 271-7171. At August 31, 1999 the Company and its operating subsidiary had a total of twenty-nine (29) full time employees.

Environmental Matters

         The Company is subject to federal, state and local environmental laws and regulations, however, due to the nature of the Company's current activities, such laws and regulations do not have a direct, substantial impact on the Company's business operations.

Item 2.  Description of Property

         The Company leases approximately 3,000 square feet of floor space located at 28 East Court Street, Greenville, South Carolina to serve as its principal executive offices. The Company believes that the property is adequate and suitable for executive office space. The monthly rental expense incurred by the Company is $2,250 under a month-to-month lease arrangement. This lease includes office furniture and equipment. The office space at 28 East Court Street is leased from CTST, LLC. CTST, LLC is owned by three shareholders, all of whom are beneficial owners of more than 5% of the outstanding common stock of the Company. One of the shareholders is the President, Chief Executive Officer and a director of the Company and the other two shareholders are his adult siblings. The Company believes that this lease contains provisions as favorable to the Company as could be obtained from a third-party landlord.

         HomeAdd leases a facility at 850 South Pleasantburg Drive, Greenville, South Carolina containing approximately 4,600 square feet of finished office space. The Company believes that this office location is adequate and suitable for its intended use as HomeAdd's principal facility for conducting its operations. The monthly rental under a five-year lease arrangement expiring September, 2002 is $5,951.

         The Company has no plans to invest in real estate or persons engaged primarily in real estate activities, nor does it have any formal policy with respect to such investments. As discussed in Part I, Item 1 "Description of Business" and Part II, Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is incorporated by reference herein, HomeAdd makes loans secured by first and second mortgages in the ordinary course of business.

         The Company carries such insurance as is considered reasonable and necessary to cover its casualty and liability exposures. The insurance on the two facilities described above is paid by the lessor.

Item 3.  Legal Proceeding

         On January 12, 1995, Mr. Cesar A. Cuenca served a complaint against the Company in the 11th Judicial Circuit Court, Dade County, Florida seeking unspecified damages in excess of the minimal jurisdictional amount of the Court, exclusive of costs and interest, and demanding costs of the action together with such further relief as the Court shall deem fit. The Plaintiff alleges that he was injured while operating a vehicle that was sold by the Company. The Complaint also named the manufacturer of the vehicle as a defendant. The manufacturer has agreed to provide full and complete indemnification to the Company based on the facts known to date. There have been no allegations of any active negligence on the part of the Company other than that it sold what is alleged to have been a defective product. Accordingly, unless additional allegations are made against the Company, the Company expects to continue to receive full indemnity and defense from the manufacturer. Based on the arrangements with the manufacturer of the vehicle and the Company's own insurance, the Company knows of no exposure to it from this litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of securities holders during the fourth quarter of the Company's 1999 fiscal year.

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

                                                 1999                    1998

                  Fiscal                    High        Low         High        Low

                  First Quarter              .23        .06          .50        .38

                  Second Quarter             .08        .05          .44        .13

                  Third Quarter              .05        .04          .22        .13

                  Fourth Quarter             .22        .04          .22        .13

         As of November 16, 1999, the Company had approximately 571 shareholders of record.

         The Company paid no cash dividends with respect to its Common Stock during fiscal 1999, 1998 and 1997, and does not intend to pay cash dividends in the foreseeable future.

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

Results of Operations

         The accompanying consolidated financial statements have been prepared assuming that RSI Holdings, Inc. will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern and it is apparent that the Company's ability to continue as a going concern is dependent upon generating sufficient cash flow. As discussed below in "Liquidity and Capital Resources - Debt Arrangements" the Estate of Buck Mickel loaned the Company $250,000 during the 1999 fiscal year. In addition, Buck A. Mickel, Charles C. Mickel and Minor M. Shaw have guaranteed working capital lines of credit with two banks aggregating $225,000 and a corporation owned by the above guarantors and their mother, Minor H. Mickel, has pledged securities to a third bank in connection with a revolving loan facility of $500,000. Also, in November 1999 Minor H. Mickel pledged a certificate of deposit in the amount of $250,000 as collateral for the Company's $1,500,000 line of credit. At August 31, 1999, notes payable in the amount of $2,030,000 consists of borrowings of $332,000 under the terms of these three bank credit facilities. Indebtedness of $1,698,000 in connection with the terms and conditions of a $1,500,000 warehouse line of credit is secured by mortgage notes receivable held for sale having a face amount of $1,820,000 and certificates of deposit in the aggregate amount of $500,000. The indebtedness of $1,698,000 described above consists of note advances by the bank in the amount of $273,000 and checks issued and outstanding in the amount of $1,425,000. Outstanding checks in excess of the available line totaled $198,000. This excess was paid with proceeds from the sale of loans subsequent to August 31, 1999. As discussed below, the $500,000 credit facility requires that the Company maintain a tangible net worth of at least $1,000 and is payable on demand. Accordingly, there is no assurance that the $500,000 credit facility will be available or that there will be sufficient working capital available to finance the operations of the Company.

         The Company currently conducts its consumer loan business through its wholly-owned subsidiary, HomeAdd Financial Corporation ("HomeAdd"). The Company has no other business operations. The following discussion of the results of operations during the year ended August 31, 1999 as compared to 1998 primarily relates to the consumer loan business. This business was commenced during December of 1996. The goal of the Company is to increase the loan volume of business in the United States to a profitable level and it is employing marketing strategies to attempt to increase its loan volume. The Company can offer no assurance that its goals will be accomplished.

         Revenues were $1,370,000 during the year ended August 31, 1999 as compared to $759,000 during the fiscal year ended August 31, 1998. Revenues consisted primarily of loan origination fees and gain from the sale of the loans made. The increase in revenues during fiscal year 1999 as compared to fiscal 1998 is the result of the increase in loans originated.

         Selling, general and administrative expenses were $2,176,000 during fiscal 1999 as compared to $1,687,000 during fiscal 1998. These expenses include expenses incurred by HomeAdd of $1,820,000 during the year ended August 31, 1999 as compared to $1,306,000 during the year ended August 31, 1998. The HomeAdd expenses primarily relate to advertising, salaries, and various administrative expenses of HomeAdd. The remaining general and administrative expenses primarily consist of salaries, legal, audit and other administrative expenses incurred by the Company. The increase in expenses of fiscal 1999 as compared to fiscal 1998 were primarily the result of HomeAdd's attempt to increase the volume of its loan originations by increases in the volume of its advertising and the additional personnel and various other related administrative expenses.

         During fiscal year 1999 and 1998, net deferred tax benefits were not recorded relating to temporary differences since the Company is not assured that the resulting additional deferred tax assets will be realized.

         During the fiscal year ended August 31, 1998 the Company's insurance carrier paid the Company $100,000 to resolve the Company's claim for reimbursement of a settlement during a prior year relating to environmental litigation of an inactive subsidiary company. The results of operations for the year ended August 31, 1998 included as other income this $100,000 payment.

         The Company's real property located in Tampa, Florida was sold during November 1997 for $425,000 less selling expenses of $28,625. The depreciated cost of the property was $248,000. The purchase price was paid in a combination of cash and a $75,000 promissory note. The note was secured by a second mortgage on the property. The property was subject to a first mortgage with a bank that was payable by the purchaser of the property in the amount of approximately $303,000 at August 31, 1998. Because of the purchaser's relatively small equity in the property, there was no assurance that the Company would be able to recover the principal amount of the note if the purchaser were to default on the note or that the Company would receive timely payments on the note. Accordingly, gain to the extent of the proceeds represented by the note receivable was deferred. During November of 1998 the remaining principal balance of $71,000 was collected. Accordingly, the total principal balance collected of $71,000 was included as gain on sale of real estate for the year ended August 31, 1999 as compared to gain on sale of real estate during the year ended August 31, 1998 of $78,000. The fiscal 1998 gain represents cash collections from sale of the property in excess of the depreciated cost of the property and selling expenses during the year ended August 31, 1998.

         The results of operations for the year ended August 31, 1998 include $42,000 accrued to settle the lawsuit relating to Holiday Inns, Inc. litigation involving RSI Corporation and Sparjax Corporation. Under the terms of the settlement agreement the Company paid $42,000 during fiscal 1999 to end claims by all parties to this litigation against the Company, RSI Corporation or Sparjax Corporation.

         HomeAdd offers HLTV Loans to certain qualified borrowers that permit the loan proceeds to be used for debt consolidation and home improvements. Under the terms of these HLTV Loans, HomeAdd makes loans secured by second mortgages in which the total loans outstanding on that property can be up to 125% of the estimated fair value of the real property. A qualified borrower is required to be a homeowner with acceptable levels of income and have an acceptable credit history. Substantially all of the loan volume during fiscal 1999 consisted of HLTV Loans.

         During the third quarter of fiscal 1999 HomeAdd began offering loans that are secured by first mortgages. None of these mortgages were made until the fourth quarter. These loans can be up to 100% of the estimated fair value of the property. HomeAdd is seeking additional mortgage loan products in order to attempt to reduce the risk associated with its dependence on the HLTV Loans discussed in the above paragraph.

         HomeAdd also offers Title I home improvement loans ("Title I Loans") under the Title I program administrated by the Federal Housing Administration ("FHA"). HomeAdd was approved by FHA as a Title I lender during 1995. The Title I program was established by Title I of the National Housing Act of 1934. Loans made under the Title I program are 90% guaranteed by the United States Department of Housing and Urban Development ("HUD"). In addition to the FHA Title I license, HomeAdd has to maintain licenses to operate under the banking laws of each state in which HomeAdd operates. None of the loan volume during the year ended August 31, 1999 were Title I home improvement loans and less than 1% of HomeAdd's loan volume during the year ended August 31, 1998 were Title I home improvement loans. The Company does not expect Title I home improvement loans to be a material portion of its business during fiscal year 2000.

         During fiscal 1999, HomeAdd was authorized to operate under the laws of South Carolina, North Carolina, Georgia, Kentucky, Connecticut, Delaware, Maryland, Massachusetts, Tennessee, and Florida. Subsequent to the end of fiscal 1999, HomeAdd was approved to operate under the banking laws of Minnesota, Missouri, Oregon, Utah and Wisconsin. During fiscal 1999, HomeAdd was subject to ongoing monitoring by state banking authorities and the failure to comply with applicable regulations could result in the forfeiture of licenses on which HomeAdd's business is dependent. HomeAdd is currently seeking authorization to operate under the laws of four additional states.

         The Company sells substantially all of the loans it originates on a non-recourse basis in the secondary market. The non-recourse basis means that the Company represents that loans were properly documented and made in accordance with applicable lending criteria, but that the purchaser of the loans assumes the full credit risk. The Company's credit guidelines for its loans currently meet the underwriting criteria of the current loan purchasers. During the fiscal year ended August 31, 1999, the Company made loans aggregating $15,045,000 as compared to loans aggregating $8,563,000 during the year ended August 31, 1998. Substantially all of the mortgage notes receivable at August 31, 1999 were sold in the secondary market subsequent to the end of the 1999 fiscal year.

         As of August 31, 1999, HomeAdd had twenty-six full time employees located in its office in Greenville, South Carolina, including sales, underwriting and administrative personnel.

         During fiscal 1999 the Company solicited loans throughout South Carolina, North Carolina, Georgia, Florida, Kentucky, Maryland, Connecticut and Delaware. In addition to the states listed above, at November 2, 1999 the Company has been approved to operate under the banking laws of Massachusetts,

Minnesota, Missouri, Oregon, Utah and Wisconsin and has applied to operate in four additional states. The Company faces stiff competition in all of its markets. Management of the Company has determined that it will need to add additional sales personnel if it is to meet its growth objectives. In order for HomeAdd to achieve its budgeted operating goals, the Company estimates that 36 employees will be required by HomeAdd at August 31, 2000. There is no assurance, however, that its marketing efforts will solicit sufficient responses in order for its operating goals to be accomplished.

         The consumer finance market is highly competitive and fragmented. HomeAdd competes with a number of finance companies that provide financing to individuals who may not have sufficient equity in their homes to qualify for traditional second mortgage financing. HomeAdd also competes with established home improvement lenders, existing mortgage brokers and bankers that offer multi-purpose second mortgages. To a lesser extent, HomeAdd competes with commercial banks, savings and loan associations, credit unions, insurance companies, and captive finance arms of major manufacturing companies that generally apply more traditional lending criteria and require greater equity in the underlying real property assets. Almost all of these competitors or potential competitors are substantially larger and have significantly greater capital, experience and other resources than the Company.

         Debt consolidation and home equity loan volume typically is not materially impacted by seasonal climate changes and, with the exception of slowdowns during the holiday and vacation seasons, tends to be relatively stable throughout the year.

         HomeAdd attempts to sell, on a non-recourse basis, all of its loans on the secondary market to wholesale buyers. HomeAdd does not have the capital that would be necessary to originate a significant volume of loans without promptly selling its loans on the secondary market. During the year ended August 31, 1999, many of the wholesale buyers in this industry, including certain of the buyers of HomeAdd's loans, announced that they will no longer purchase loans in the secondary market. During the year ended August 31, 1999, the Company sold approximately 84% of its loans to a federal bank in California. HomeAdd has no assurance that this bank will continue to purchase its loans.

         This adverse change in the number of wholesale buyers has reduced the competition in the secondary market and has reduced the amount of gain that HomeAdd realized on its loans during the fiscal 1999 year. See Liquidity and Capital Resources - Liquidity and Capital Requirements. There can be no assurance that the secondary market for loans will continue to be available to HomeAdd. Adverse changes in the secondary market could materially impair HomeAdd's ability to originate and sell loans on a favorable or timely basis. Delays in the sale of a loan pool beyond a quarter-end could result in greater losses for such quarter. If HomeAdd is unable to sell its loans on the secondary market, its ability to grow could be materially impaired and its results of operations and financial condition could be materially adversely affected.

         The Company had originally expected, based on its business plan for fiscal 1999, that HomeAdd would operate at a modest profit during fiscal 1999. However, HomeAdd experienced a decline in the rate of loans originated as compared to its volume of advertising during fiscal 1999. HomeAdd experienced an increase in the origination of loans during the fourth quarter of fiscal 1999 resulting primarily from increased solicitations of customers. The total amount of loans originated during the fourth quarter were more than twice the total amount of loans originated during each of the first three fiscal quarters of fiscal 1999. Management is tentatively optimistic (see risk factors described below) that HomeAdd will experience modest increases in its quarterly loan originations during fiscal 2000 over the loan originations experienced during the fourth quarter of fiscal 1999, and that these increases in loans originated will result in a modest profit for the Company during fiscal year 2000. The foregoing are forward-looking statements and the Company cautions that there can be no assurance that the goal of profitability can be achieved.

         During fiscal 1999 HomeAdd generated substantially all its business through direct mail and telemarketing solicitations. HomeAdd is currently evaluating the cost effectiveness of various marketing methods including the Internet and will redirect its efforts to those advertising methods that are the most cost effective.

         The Company has experienced the effects of higher credit standards in the resale market for its loans during September and October of 1999. This is caused by an investor market that is becoming more conservative and also by banking regulators that are exercising a greater degree of oversight over the federal banks that are purchasing HomeAdd's products in the secondary market. These factors result in higher credit requirements for its customers and reduced premiums that the Company is able to receive on the sale of its loans. This is having an adverse effect on the loan origination volume and profitability on the loans originated during the first fiscal quarter of fiscal 2000. These are important factors that could cause the Company's results to differ materially from its business plan as discussed in the preceding paragraph. Another important factor is the adverse consequences of changes in interest rate environment, such as increases in rates that might reduce the number of customers that would be willing to execute loans.

         Another important factor which would cause the Company's results to differ materially from current expectations is the possibility of lower origination volume due to real estate market conditions that might affect the appraised values of the real property that would be used as collateral for the loans that HomeAdd plans to originate. HomeAdd's business might be reduced if values of the collateral increase and HomeAdd's customers thereby qualify for more traditional credit sources such as banks. Rising property values also might lead to an increase in prepayments which would reduce the profitability in the secondary market for HomeAdd's loans and might have a negative impact on the ability of HomeAdd to sell its loans. Conversely, falling property values reduce owner's equity and thus reduce the amount that potential customers are eligible to borrow. Also, the Company's planned expansion to additional states may present additional challenges including difficulties in penetrating new markets.

         Other factors that could cause the Company's results to differ materially from the forward-looking statement include, but are not limited to, the following: changes in economic conditions which could (i) increase the default rate for loans originated by the Company and adversely affect the Company's ability to sell its loans and (ii) reduce the Company's potential customer base by decreasing the credit-worthiness of potential customers below the minimum levels at which it is profitable for the Company to make and sell loans; the limited operating history of HomeAdd (which has been in business only since 1995) available for reference in attempting to gauge the prospects of the Company's lending business; inability to sell loans or the loss of outside funding sources (see "Liquidity and Capital Resources" below), either of which could severely and adversely affect the lending operations because the Company does not have sufficient internal resources to finance holding a substantial number of loans until their maturity; the adverse effects of competition, particularly in light of the existing customer relationships and greater capital, experience and other resources of the Company's competitors and potential competitors, especially banks; changes in substance, enforcement or interpretation of applicable federal and state laws and regulations, which could impose requirements which the Company would be unable to meet; the failure of the Company's computer hardware and software systems as well as those of its third-party vendors to be Year 2000 compliant; and the loss of key executives which the Company might be unable to replace due its limited number of personnel and limited resources.

Liquidity and Capital Resources

         Anticipated Liquidity Requirements

         As discussed below under "Cash and Cash Equivalents" and "Debt Arrangements," the Company's ability to continue as a going concern is dependent upon generating sufficient cash flow from its operations and obtaining additional sources of capital or financing. The Company hopes to increase the cash flow generated from its operations by continuing to increase the volume of loan originations from the levels of loan originations experienced during fiscal year 1999. However, there is no assurance that the Company will be successful and will have sufficient funds to finance its operations through the year ended August 31, 2000.

          Refer to Item 3 of Part I, "Legal Proceedings" for a discussion of the Company's contingent liabilities which discussion is incorporated herein by reference.

         Cash and Cash Equivalents

         The Company had cash and cash equivalents in the amount of $23,000 as of August 31, 1999. The Company earned $30,000 and $49,000 on its cash and cash equivalents and the restricted investment described in the following paragraph during the years ended August 31, 1999 and 1998, respectively.

         Restricted Investment

         The Company is required, as described in the following paragraph, to maintain an investment in HomeAdd of $500,000. In compliance with this agreement, at August 31, 1999, the assets of the Company included a certificate of deposit with a face value of $500,000. The certificate of deposit bears interest at 5% and matures on December 22, 1999.

         Debt Arrangements

         HomeAdd finances loans to its customers with borrowings from a warehouse line of credit with a bank in the amount of $1,500,000. The loans made to third parties by HomeAdd are collateral for this line of credit. This line of credit bears interest at the bank's prime rate. Under the terms of the agreement the aggregate amount outstanding on the line of credit may not exceed 90% of the aggregate amount of customer loans disbursed and outstanding by HomeAdd. Also, HomeAdd is required to repay any advances within 25 days of the date of the advance and HomeAdd is required to maintain tangible net worth of at least $500,000. The bank also requires that this tangible net worth include certain specified assets with maturity of five years or less in the amount of $250,000 and that certain additional specified assets be pledged to the bank in the amount of $250,000. The bank line is scheduled to expire on December 31, 1999. HomeAdd will need to increase this warehouse line of credit during fiscal year 2000 in order for it to have the funds necessary to increase its mortgage loan originations to the levels required in its business plan.

         During December 1998 the Company entered into a working capital line of credit with a bank in the amount of $150,000 and during August 1999 the Company renewed a $75,000 working capital line of credit with another bank. These credit facilities bear interest at the prime rate of the banks. The $150,000 credit facility matures in January 2000 and the $75,000 credit facility matures in August 2000. The terms of the $75,000 facility require that the principal balance outstanding be reduced to zero for a period of at least 30 consecutive days during the year, but the $150,000 facility contains no such provision. The President and Chief Executive Officer of the Company and his two adult siblings personally guarantee amounts owing under these credit facilities. The principal balance outstanding at August 31, 1999 under these two credit facilities was $2,000.

         Effective April 30, 1999, the Company executed a $500,000 loan agreement with a bank. This credit facility bears interest at the prime rate of the bank. The loan is payable on demand of the bank or in any event on June 15, 2000. A corporation that is owned by the President and Chief Executive Officer, his mother and his two adult siblings has guaranteed payment of the loan and has pledged certain securities as collateral to the loan. Under the terms of the agreement, RSI Holdings, Inc. is required to maintain tangible net worth of at least $1,000. At August 31, 1999 the tangible net deficit of the Company was ($54,000). The bank has waived this violation to its loan agreement at August 31, 1999.

         During the year ended August 31, 1999, the Estate of Buck Mickel, the former Chairman of the Board and Chief Executive Officer of the Company, loaned the Company $250,000 bearing interest at 8.5% per year payable quarterly. Proceeds from the loan have been used for working capital and the principal is payable ten years from the date of the loan.

         HUD requirement

         HUD requires that HomeAdd have an adjusted net worth of at least $250,000 in order for it to maintain its license to originate Title I loans.

         Year 2000

         Many existing hardware and software computer systems were designed to accept only two-digit date entries for the year, assuming that the first two digits of every year are "19." When confronted with a date in the year 2000 or beyond, such systems may react by malfunctioning or failing entirely. The Company has assessed key financial, informational and operational systems. Management does not anticipate that the Company will encounter significant operational issues relating to the Year 2000 problem for the following reasons:
Substantially all of the hardware and software computer systems as well as the telephone systems of the Company and its operating subsidiary were purchased during the fiscal year ended August 31, 1998. Because these systems were developed or manufactured after the Year 2000 problem was recognized, the Company currently believes that its hardware and software computer systems as well as its telephone system are Year 2000 compliant. In order to assess and evaluate its exposure to the Year 2000 problem, the Company has contacted substantially all of its suppliers of equipment and software described above and has received confirmation that these systems are Year 2000 compliant. The Company has also confirmed directly with its vendors for customer credit information and also the purchasers of its loans that they are or will be Year 2000 compliant.

         The Company has not incurred any substantive Year 2000 costs and does not anticipate incurring any substantive Year 2000 costs in the future.

         Although the Company has received assurances from its vendors and the purchasers of its loans that no interruption will occur as a result of the Year 2000 problem, the Company cannot ensure that third parties will become compliant when promised or that the flow of credit information or continued market for its loans will not be interrupted. The inability of the Company to obtain credit information or to sell its loans could have a material adverse impact on the Company's operations.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Information required under Item 8 of Part II is incorporated herein by reference to a Current Report on Form 8-K dated September 10, 1999.

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

*10.1.3   Amendment No. 4 to Stock Option Plan: Incorporated by reference to
          Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 10, 1999
          (Commission File No. 333-72101).

*10.2 RSI Holdings, Inc. Incentive Stock Award Plan, including an amendment: Incorporated by reference to Exhibit 10.8 to the 1990 Form
          10-K.

*10.2.1   Amendment to Incentive Stock Award Plan: Incorporated by reference to
          Exhibit 10.8.1 to the 1992 Form 10-K.

10.3      First Amended and Restated Loan Agreement dated to be effective April
          30, 1998 by and among the Company, HomeAdd Financial Corporation and
          First Union National Bank, together with related documents:
          Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the third fiscal quarter ended May 31, 1998, File No. 0-18091.

10.4 Loan commitment for line of credit dated August 25, 1998 by and between the Company and Centura Bank: Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange
          Commission for the fiscal quarter ended November 30, 1998, File No.
          0-18091.

10.5      Subordinated Promissory Notes numbered 1 through 25 issued by RSI
          Holdings, Inc. payable to the order of the Estate of Buck Mickel. The terms of each Note are identical to those set forth in the exhibit except as to the date of the Note and the date of the first interest payment, which are as set forth in the accompanying schedule:
          Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended November 30, 1998, File No. 0-18091.

10.6 Loan commitment for line of credit dated December 7, 1998 by and between the Company and Branch Banking & Trust Company: Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended
          November 30, 1998, File No. 0-18091.

*10.7 Stock Option Agreement by and between the Registrant and C. C. Guy dated as of July 2, 1997: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No. 0-18091.

*10.8     Stock Option Agreement by and between the Registrant and Charles M.
          Bolt dated as of July 2, 1997: Incorporated by reference to the Form
          10-KSB of the Registrant filed with the Securities and Exchange
          Commission for the year ended August 31, 1997, File No. 0-18091.

*10.9 Stock Option Agreement by and between the Registrant and C. C. Guy dated as of April 22, 1998: Incorporated by reference to the Form
          10-KSB of the Registrant filed with the Securities and Exchange
          Commission for the year ended August 31, 1998, File No. 0-18091.

*10.10    Stock Option Agreement by and between the Registrant and Charles M.
          Bolt dated as of April 22, 1998: Incorporated by reference to the Form
          10-KSB of the Registrant filed with the Securities and Exchange
          Commission for the year ended August 31, 1998, File No. 0-18091.

*10.11    Stock Option Agreement by and between the Registrant and C. Thomas
          Wyche dated as of April 22, 1998: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange
          Commission for the year ended August 31, 1998, File No. 0-18091.

*10.12 Stock Option Agreement by and between the Registrant and C. C. Guy dated as of August 18, 1999.

*10.13    Stock Option Agreement by and between the Registrant and Charles M.
          Bolt dated as of August 18, 1999.

*10.14    Stock Option Agreement by and between the Registrant and C. Thomas
          Wyche dated as of August 18, 1999.

10.15 Lease Agreement by and between Hewitt Coleman Companies, Inc., Lessor and HomeAdd Financial Corporation, Lessee dated August 4, 1997:
          Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August
          31, 1997, File No. 0-18091.

10.15.1   First Amendment to Lease Agreement by and between Hewitt Coleman
          Companies, Inc., Lessor and HomeAdd Financial Corporation, Lessee dated July 7, 1998: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1998, File No. 0-18091.

10.16     Agreement by and between the Company and Fuller D. Tresca dated
          November 19, 1997: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No. 0-18091.

21.       Subsidiaries of the Registrant.

23.       Consent of Independent Certified Public Accountants.

23.1      Consent of Ernst & Young LLP, Independent Auditors.

27.       Financial Data Schedule (For SEC use only)

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 13 of Form 10-KSB.

         (b)      Reports on Form 8-K:

                  Registrant filed a Current Report on Form 8-K, dated September 10, 1999, with respect to the changes in Registrant's certifying accountant.

                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RSI HOLDINGS, INC.                                     TITLE



/s/ Buck A. Mickel   November 23, 1999   President and Chief Executive Officer
Buck A. Mickel            (Date)             (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Buck A. Mickel   November 23, 1999   Director, President and
Buck A. Mickel            (Date)         Chief Executive Officer
                                         (Principal Executive Officer)


/s/ C. C. Guy        November 23, 1999   Director
C. C. Guy                 (Date)



/s/ Charles M. Bolt  November 23, 1999   Director
Charles M. Bolt            (Date)



/s/ Joe F. Ogburn    November 23, 1999   Vice President and Treasurer
Joe F. Ogburn             (Date)         (Principal Financial and
                                         Accounting Officer)

                          Annual Report on Form 10-KSB

                   Item 7, Item 14(a)(1) and (2), (c) and (d)

                          List of Financial Statements

                              Financial Statements

                           Year ended August 31, 1999

                               RSI Holdings, Inc.

                           Greenville, South Carolina

                               RSI HOLDINGS, INC.

                       Form 10-KSB-Item 14(a)(1) and (2)

                         Index of Financial Statements


The following consolidated financial statements of RSI Holdings, Inc. are included in Item 7:

         Consolidated balance sheet - August 31, 1999

         Consolidated statements of operations - Years ended August 31, 1999 and 1998

         Consolidated statements of shareholders' equity - Years ended August 31, 1999 and 1998

         Consolidated statements of cash flows - Years ended August 31, 1999 and 1998

         Notes to consolidated financial statements - August 31, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
RSI Holdings, Inc.
Greenville, South Carolina

                We have audited the accompanying consolidated balance sheet of RSI Holdings, Inc. and subsidiaries as of August 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of RSI Holdings, Inc. and subsidiaries for the year ended August 31, 1998 were audited by other auditors whose report, dated October 13, 1998, expressed an unqualified opinion on those statements including an explanatory paragraph describing conditions that raised substantial doubt their ability to continue as a going concern.

                We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RSI Holdings, Inc. and subsidiaries as of August 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                The accompanying consolidated financial statements at and for the year ended August 31, 1999 have been prepared assuming that RSI Holdings, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                           /s/ Elliott, Davis & Company, L.L.P.

October 14, 1999

               Report of Ernst and Young LLP, Independent Auditors


The Board of Directors and Shareholders
RSI Holdings, Inc.

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of RSI Holdings, Inc. for the year ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of RSI Holdings, Inc., for the year ended August 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that RSI Holdings, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                           /s/ ERNST & YOUNG LLP

Greenville, South Carolina
October 13, 1998

                               RSI HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                AUGUST 31, 1999



                                                          ASSETS
CURRENT ASSETS
    Cash                                                                                                 $     23,000
    Mortgage notes receivable held for sale, net of deferred
       loan fees of $115,000                                                                                1,705,000
    Prepaid expenses and other                                                                                 91,000
                                                                                                          -----------
              Total current assets                                                                          1,819,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation
       of $97,000                                                                                             203,000
OTHER ASSETS
    Certificate of deposit                                                                                    500,000
    Other                                                                                                       4,000
                                                                                                          -----------
                                                                                                          $ 2,526,000
                                                                                                          ===========

                                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                                                         $ 2,030,000
    Accounts payable                                                                                          118,000
    Accrued expenses and other liabilities                                                                    182,000
                                                                                                          -----------
           Total current liabilities                                                                        2,330,000
LONG-TERM NOTES PAYABLE                                                                                       250,000

COMMITMENTS AND CONTINGENCIES - Notes 6 and 11

SHAREHOLDERS' EQUITY
    Common stock - $.01 par value; 25,000,000 shares
       authorized; 7,903,322 shares issued and outstanding                              $    79,000
    Additional paid-in capital                                                            3,777,000
    Retained deficit                                                                     (3,910,000)          (54,000)
                                                                                        -----------       -----------
                                                                                                          $ 2,526,000
                                                                                                          ===========



       The accompanying notes are an integral part of this consolidated financial statement.

                               RSI HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        For the years ended
                                                             August 31,
                                                   -----------------------------
                                                       1999              1998
                                                   -----------       -----------
REVENUES
    Origination fees                               $ 1,126,000       $   600,000
    Gain on sale of loans                              244,000           159,000
                                                   -----------       -----------
       Total revenues                                1,370,000           759,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         2,176,000         1,687,000
                                                   -----------       -----------
          Loss from operations
                                                      (806,000)         (928,000)
                                                   -----------       -----------
OTHER INCOME (EXPENSES)
    Insurance recovery                                      --           100,000
    Interest income                                    118,000            79,000
    Gain on sale of real estate                         71,000            78,000
    Other                                                1,000             6,000
    Interest expense                                   (63,000)          (29,000)
    Cost to settle lawsuit                                  --           (42,000)
                                                   -----------       -----------
       Total other income                              127,000           192,000
                                                   -----------       -----------
       Net loss before income taxes                   (679,000)         (736,000)
       Income taxes                                         --                --
                                                   -----------       -----------

NET LOSS                                           $  (679,000)      $  (736,000)
                                                   ===========       ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED      $      (.09)      $      (.09)
                                                   ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        7,903,219         7,900,822
                                                   ===========       ===========





       The accompanying notes are an integral part of these consolidated financial statements.

                               RSI HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the years ended August 31, 1999 and 1998



                                                                 Additional
                                         Common stock             paid-in         Retained
                                      Shares        Amount        capital          deficit            Total
                                     ---------      -------      ----------      -----------       -----------

BALANCE, AUGUST 31, 1997             7,900,822      $79,000      $3,776,000      $(2,495,000)      $ 1,360,000

    Net loss                                --           --              --         (736,000)         (736,000)
                                                    -------      ----------      -----------       -----------

BALANCE, AUGUST 31, 1998             7,900,822       79,000       3,776,000       (3,231,000)          624,000

    Proceeds from stock options
       exercised                         2,500           --           1,000               --             1,000
    Net loss                                --           --              --         (679,000)         (679,000)
                                     ---------      -------      ----------      -----------       -----------

BALANCE, AUGUST 31, 1999             7,903,322      $79,000      $3,777,000      $(3,910,000)      $   (54,000)
                                     =========      =======      ==========      ===========       ===========




          The accompanying notes are an integral part of these consolidated financial statements.

                               RSI HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  For the years ended
                                                                         August 31,
                                                             ------------------------------
                                                                 1999              1998
                                                             ------------       -----------
OPERATING ACTIVITIES
    Net loss                                                 $   (679,000)      $  (736,000)
    Adjustments to reconcile net loss to net
       cash used for operating activities
       Depreciation and amortization                               55,000            37,000
       Gain on sale of property and equipment                     (71,000)          (71,000)
       Changes in operating assets and liabilities
           Accounts receivable                                         --             5,000
           Mortgage notes receivable                             (853,000)         (831,000)
           Prepaid expenses and other                             (55,000)           35,000
           Accounts payable, accrued expenses
              and other liabilities                                36,000           103,000
                                                             ------------       -----------
              Net cash used for operating activities           (1,567,000)       (1,458,000)
                                                             ------------       -----------
INVESTING ACTIVITIES
    Proceeds from sale of property and equipment                   85,000           327,000
    Purchase of property and equipment                            (72,000)         (205,000)
    Other                                                              --             9,000
                                                             ------------       -----------
              Net cash provided by investing activities            13,000           131,000
                                                             ------------       -----------
FINANCING ACTIVITIES
    Advances under bank lines of credit                        12,980,000         7,811,000
    Payments on bank lines of credit                          (11,686,000)       (7,094,000)
    Proceeds from long-term notes payable                         250,000                --
    Payment of deferred compensation                              (60,000)          (56,000)
                                                             ------------       -----------
              Net cash provided by financing activities         1,484,000           661,000
                                                             ------------       -----------
              Net increase (decrease) in cash                     (70,000)          666,000
CASH, BEGINNING OF YEAR                                            93,000           759,000
                                                             ------------       -----------
CASH, END OF YEAR                                            $     23,000       $    93,000
                                                             ============       ===========

CASH PAID FOR
    Interest                                                 $     58,000       $    29,000
                                                             ============       ===========
    Income taxes                                             $          -       $        --
                                                             ============       ===========

           The accompanying notes are an integral part of these consolidated financial statements.

                               RSI HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GOING CONCERN

              The accompanying consolidated financial statements of RSI Holdings, Inc. (the Company) have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred recurring operating losses and has a working capital deficit at August 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

              The Company's ability to continue as a going concern is dependent upon generating sufficient operating cash flow and obtaining additional sources of capital or financing. Management plans to continue to increase the volume of loan originations from the fiscal year 1999 levels and it believes this will significantly increase revenues and improve cash flows. Management also plans to seek additional financing opportunities by increasing its line of credit used to finance its loan originations. However, there is no assurance that the Company will be successful and will have sufficient funds to finance its operations through the year ending August 31, 2000.

              The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

The Company and its principal operating subsidiary, HomeAdd Financial Corporation and its wholly-owned subsidiary, HomeAdd Financial Services Corporation (collectively referred to as HomeAdd), are primarily engaged in the business of originating and selling second mortgage residential loans. The funds for these loans are obtained principally through the utilization of a bank line of credit.

               Substantially all of the Company's loans are non-conforming in that the loans may exceed the market value of the underlying mortgaged assets. It is the Company's policy to sell these loans to selected third party wholesalers on a non-recourse basis. The gain on sale of loans is generated from sales to the wholesale lenders with which the Company is approved to do business. Substantially all of the loans receivable held for sale at August 31, 1999 were sold subsequent to that date.

    Basis of presentation
       The consolidated financial statements include the accounts of the Company and it subsidiaries (all of which are wholly-owned). All significant intercompany balances and transactions have been eliminated in consolidation.

    Property and equipment
       Property and equipment consists of office furniture and equipment and is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Estimated lives are 5 to 7 years for furniture and office equipment.

                                                                     (Continued)

    Revenue recognition
       Origination fees charged on loans made and gains on sales of loans are recorded when the loans are sold to third parties. Mortgage loans are sold servicing released and on a non-recourse basis, with customary representations and warranties. In connection with the sale of mortgage loans, the Company receives cash premiums.

    Advertising costs
       Advertising expense is primarily the costs of telemarketing and direct mail solicitation for home improvement loans and debt consolidation loans and is recorded as expense in the period in which the solicitations are mailed. The Company incurred advertising expense of $654,000 and $478,000 during fiscal years 1999 and 1998, respectively.

    Estimates
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the Company's financial position and results of operations and disclosure of contingent assets and liabilities at the time of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.

    Fair value of financial instruments
       The carrying amounts reported in the balance sheet for cash, mortgage notes receivable held for sale, certificate of deposit, accounts payable and notes payable approximate their fair values.

    Net loss per common share
       Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. No dilution occurs under the treasury stock method.

    Income taxes
       The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes than for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

    Stock options
       The Company accounts for and will continue to account for stock options under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. Applying SFAS No. 123, Accounting for Stock-Based Compensation, would not materially affect net loss and loss per share for fiscal 1999 and 1998.

    Reclassifications
       Certain amounts in the financial statements for the year ended August 31, 1998 have been reclassified to conform with the current year presentation. The reclassifications have no effect on previously reported shareholders' equity or net loss.

    Recently issued accounting standards
       In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, Accounting for Derivative Instrument and Hedging Activities. All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. This statement's effective date was delayed by the issuance of SFAS 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS 133, and is effective for fiscal years and quarters beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 137 will have a material impact on the presentation of the Company's financial results or financial position.

       In February 1999, the FASB issued SFAS 135, Rescission of SFAS 75 and Technical Corrections. This statement provides technical corrections for previously issued statements and rescinds SFAS 75, which provides guidance related to pension plans of state and local governmental units. SFAS 135 is effective for fiscal years ending after February 15, 1999. The Company does not expect that the adoption of SFAS 135 will have a material impact on the presentation of the Company's financial results or financial position.

       In June 1999, the FASB issued SFAS 136, Transfers of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others. This statement establishes standards for transactions in which an entity makes a contribution by transferring assets to a not-for-profit organization or a charitable trust and then requires these contributions to be used in specified manner. SFAS 136 is effective for fiscal periods beginning after December 15, 1999. The Company does not expect that the adoption of SFAS 136 will have a material impact on the presentation of the Company's financial results or financial position.

NOTE 3 - ACCRUED EXPENSES AND OTHER LIABILITIES

       Accrued expenses and other liabilities at August 31, 1999 are as follows:

                Deferred compensation                                                       $ 60,000
                Accrued employee expenses and benefits                                        46,000
                Legal and accounting                                                          49,000
                Other accrued expenses                                                        27,000
                                                                                            ---------
                                                                                            $182,000
                                                                                            =========

NOTE 4 - SALE OF REAL PROPERTY

             On November 19, 1997, the Company sold a parcel of real estate that was located in Tampa, Florida for $425,000 less selling expenses of approximately $28,000. The depreciated cost of the property was $248,000. The purchase price was paid in a combination of cash and a $75,000 promissory note. The note is secured by a second mortgage and bears interest at 8.5 percent per annum and is payable by the purchaser over ten years. The gain on the sale is recognized under the cost recovery method. The gain recognized on the sale of the property of $149,000 is included in the results of operations, $71,000 in 1999 and $78,000 in 1998.



NOTE 5 - NOTES PAYABLE

Bank warehouse line of credit in the amount of $1,500,000 with interest due monthly at the bank's prime rate (8.25 percent at August 31, 1999) and principal due in full on December 31, 1999. This loan is collateralized by mortgage notes receivable held for sale and by a $500,000 certificate of deposit. Under the terms of the loan agreement, HomeAdd is required to maintain tangible net worth of at least $500,000. At August 31, 1999, the bank had advanced $273,000 to HomeAdd under the terms of this line and
   $1,227,000 was available under the line to cover loan checks that were issued and outstanding in the amount of $1,425,000. Outstanding checks in excess of the available line totaled $198,000. This excess was covered by proceeds from
   the sale of loans subsequent to August 31, 1999.                               $ 1,698,000

Bankline of credit in the amount of $500,000 with interest due monthly at the bank's prime rate (8.25 percent at August 31, 1999) and principal due in full on demand but no later than June 15, 2000. A corporation that is owned by the President and Chief Executive Officer of the Company, his mother and two adult siblings has guaranteed payment of the loan and has pledged certain securities as collateral to the loan. The Company is not in
   compliance with a covenant in the loan agreement                                   330,000

Unsecured bank line of credit in the amount of $150,000 with interest due monthly at the bank's prime rate (8.25 percent at August 31, 1999) and principal due in full on January 25, 2000. Payment of this line of credit is guaranteed by the President and Chief Executive Officer of the Company and
   his two adult siblings.                                                              1,000

Unsecured bank line of credit in the amount of $75,000 with interest due monthly at the bank's prime rate (8.25 percent at August 31, 1999) and principal due in full in August 2000. Payment of this line of credit is guaranteed by the President and Chief Executive Officer of the Company and
   his two adult siblings.                                                              1,000

Unsecured  notes payable to the estate of the former  chairman of the Board of
   Directors of the Company with interest due quarterly at 8.5 percent. The principal is due ten years from the date of the notes. The notes are dated
   from October 15, 1998 to December 15, 1998.                                        250,000
                                                                                  -----------

                                                                                    2,280,000
    Less current portion                                                            2,030,000
                                                                                  -----------

    Long-term portion                                                             $   250,000
                                                                                  ===========

             The Company incurred interest costs of $63,000 and $29,000 during 1999 and 1998, respectively. During 1999, approximately $41,000 ($19,000 in
1998) of the total interest incurred and paid relates to the above arrangements with the banks. Of the remaining interest, approximately $16,000 relates to the notes payable to the estate of the former chairman of the Board of Directors, and approximately $6,000 ($10,000 during 1998) relates to a deferred compensation arrangement.

NOTE 6 - LEASES

             The Company leases its principal executive offices under a month-to-month lease arrangement. Under the lease arrangement, the monthly rent was $2,250 during the years ended August 31, 1999 and 1998. This office space is leased from a corporation which is owned by the President, Chief Executive Officer and a director of the Company and his two adult siblings.

             The Company leases office facilities in Shelby, North Carolina at $400 per month under an arrangement that expires December 31, 1999.

             The Company's operating subsidiaries leases office space in Greenville, South Carolina at approximately $5,951 per month under an arrangement that expires September 1, 2002.

             Total rental paid relating to operating leases for the years ended August 31, 1999 and 1998 was $108,000 and $90,000, respectively.

             The Company's obligations for minimum rentals under non-cancelable leases are as follows:

       Year ending August 31,

               2000                          $ 73,000
               2001                            71,000
               2002                            71,000
                                             --------
                                             $215,000
                                             ========

NOTE 7 - STOCK OPTION PLAN

             On November 15, 1991, the Company adopted a Stock Option Plan that authorizes the Board of Directors to grant options of up to 250,000 shares of the Company's common stock. On January 21, 1999 and January 15, 1998, the shareholders of the Company approved an increases in the aggregate number of shares issuable in the Stock Option Plan in the amount of 500,000 on each of these dates. Accordingly, the Board of Directors is authorized to grant options of up to 1,250,000 shares of the Company's common stock. As of August 31, 1999, 1,245,000 shares have been awarded to plan participants.

             The Company also has an informal stock option plan under which stock options can be granted to certain non-employee officers and directors. Under this plan 110,000 options have been granted.

             All options under the plans were granted at not less than fair market value at dates of grant. Stock option transactions during the two years ended August 31, 1999 were as follows:


                                            1999           1998
                                        ----------       -------
Options outstanding at September 1         745,000       187,500
Options granted                            670,000       557,500
Options exercised                           (2,500)           --
Options forfeited                          (65,000)           --
                                        ----------       -------
Options outstanding at August 31         1,347,500       745,000
                                        ==========       =======
Options exercisable at August 31           342,500       131,250
                                        ==========       =======


                                F-13                                (Continued)


                                                                           1999              1998
                                                                      --------------      ------------
Outstanding options issued under Stock Option Plan at August 31            1,237,500           695,000
                                                                      ==============      ============
Outstanding options issued under informal Stock Option Plan                  110,000            50,000
                                                                      ==============      ============

Options available for grant under Stock Option Plan at August 31               5,000            50,000
                                                                      ==============      ============
Option price ranges per share:
   Granted                                                              $0.05 -$0.11            $ 0.19
   Exercised                                                                  $0.375                --
   Forfeited                                                           $0.19 -$0.375                --
Weighted average option price per share:
   Granted                                                                    $0.073            $ 0.19
   Exercised                                                                  $0.375                --
   Forfeited                                                                  $0.218                --
   Outstanding at August 31                                                   $0.140            $0.204

             The options at August 31, 1999 had a weighted average remaining contractual life of approximately eight years. There were 342,500 options currently exercisable with options prices ranging from $0.125 to $0.375 with a weighted average exercise price of $0.22.

             The Company also has an Incentive Award Plan that authorizes the Board of Directors to grant up to 250,000 shares to key management employees. At August 31, 1999 there were no shares granted under the Incentive Award Plan.

             As disclosed in Note 2, the Company's net loss and net loss per common share would not have been materially different from those amounts reported in the consolidated statement of operations if the Company accounted for stock options under SFAS 123; therefore, supplemental proforma information has not been disclosed as permitted by SFAS 123.

NOTE 8 - INCOME TAXES

             During fiscal 1999, net deferred tax benefits were not recorded relating to temporary differences since the Company is not assured that the resulting additional deferred tax assets will be realized. Significant components of the Company's deferred tax assets and liabilities are as follows:


Assets
   Net operating loss carryforward                  $4,218,000
   Deferred compensation accruals                       22,000
   Deferred income                                      43,000
   Other                                                39,000
                                                    ----------
                                                     4,322,000
   Valuation allowance                               4,307,000
                                                    ----------
   Deferred tax assets                                  15,000
Liabilities
   Depreciation                                         15,000
                                                    ----------
   Net deferred taxes                               $       --
                                                    ==========



                                                                     (Continued)

             At August 31, 1999, the Company has net operating loss carryforwards available for income tax purposes of approximately $11,400,000. Such carryforwards expire in 2006 through 2018. The Company's ability to use its existing net operating loss carryforward may be jeopardized or lost if the Company undergoes an "ownership change" as defined by the Internal Revenue Code.

             The valuation allowance increased $247,000, net during 1999 due to the uncertainty of the Company's ability to generate taxable income and realize the benefits of deferred tax assets.

NOTE 9 - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

             Selling, general and administrative expenses consisted of the following for the years ended August 31, 1999 and 1998:



                                                1999            1998
                                             ----------      ----------
    Salaries, wages and benefits             $  924,000      $  715,000
    Advertising                                 654,000         478,000
    Legal and professional                      134,000         121,000
    Rent                                        108,000          91,000
    Underwriting and loan closing                84,000          51,000
    Telephone and utilities                      61,000          46,000
    Depreciation                                 47,000          35,000
    Other                                       164,000         150,000
                                             ----------      ----------
                                             $2,176,000      $1,687,000
                                             ==========      ==========

NOTE 10 - AFFILIATED PARTY TRANSACTIONS

             The secretary of the Company is a member of a law firm which represents the Company. Legal fees for services rendered by this firm to the Company amounted to approximately $21,000 and $35,000, for the 1999 and 1998 fiscal years, respectively. (See Note 5 concerning notes payable with affiliated parties and Note 6 concerning leases with affiliated parties).


NOTE 11 - CONTINGENCIES

             Loans sold subject to recourse for the year ended August 31, 1999 totaled approximately $149,000. The Company may be required to repurchase these loans if certain criteria is not met. These recourse obligations expire beginning September 2000 through May 2002.

             During the year ended August 31, 1998 the Company's insurance carrier paid the Company $100,000 to resolve the Company's claim for reimbursement of a prior year settlement relating to environmental litigation of an inactive subsidiary. The results of operations for the year ended August 31, 1998 included this $100,000 payment as other income.

             The results of operations for the year ended August 31, 1998 include $42,000 accrued to settle a lawsuit involving the Company. Under the terms of the settlement agreement the Company paid $42,000 during fiscal 1999 to end claims by all parties to this litigation against the Company.

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

*10.1.3      Amendment No. 4 to Stock Option Plan: Incorporated by reference to
             Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 10, 1999 (Commission File No. 333-72101).

*10.2 RSI Holdings, Inc. Incentive Stock Award Plan, including an amendment: Incorporated by reference to Exhibit 10.8 to the 1990 Form 10-K.

*10.2.1 Amendment to Incentive Stock Award Plan: Incorporated by reference to Exhibit 10.8.1 to the 1992 Form 10-K.

10.3 First Amended and Restated Loan Agreement dated to be effective April 30, 1998 by and among the Company, HomeAdd Financial Corporation and First Union National Bank, together with related documents: Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the third fiscal quarter ended May 31, 1998, File No. 0-18091.

10.4 Loan commitment for line of credit dated August 25, 1998 by and between the Company and Centura Bank: Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended November 30, 1998, File No. 0-18091.

10.5 Subordinated Promissory Notes numbered 1 through 25 issued by RSI Holdings, Inc. payable to the order of the Estate of Buck Mickel.

             The terms of each Note are identical to those set forth in the exhibit except as to the date of the Note and the date of the first interest payment, which are as set forth in the accompanying schedule: Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended November 30, 1998, File No. 0-18091.

10.6 Loan commitment for line of credit dated December 7, 1998 by and between the Company and Branch Banking & Trust Company:
             Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended November 30, 1998, File No. 0-18091.

*10.7 Stock Option Agreement by and between the Registrant and C. C. Guy dated as of July 2, 1997: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No. 0-18091.

*10.8        Stock Option Agreement by and between the Registrant and Charles M.
             Bolt dated as of July 2, 1997: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No. 0-18091.

*10.9 Stock Option Agreement by and between the Registrant and C. C. Guy dated as of April 22, 1998: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1998, File No. 0-18091.

*10.10 Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of April 22, 1998: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1998, File No. 0-18091.

*10.11 Stock Option Agreement by and between the Registrant and C. Thomas Wyche dated as of April 22, 1998: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1998, File No. 0-18091.

*10.12 Stock Option Agreement by and between the Registrant and C. C. Guy dated as of August 18, 1999.

*10.13 Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of August 18, 1999.

*10.14 Stock Option Agreement by and between the Registrant and C. Thomas Wyche dated as of August 18, 1999.

10.15 Lease Agreement by and between Hewitt Coleman Companies, Inc., Lessor and HomeAdd Financial Corporation, Lessee dated August 4, 1997: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No. 0-18091.

10.15.1 First Amendment to Lease Agreement by and between Hewitt Coleman Companies, Inc., Lessor and HomeAdd Financial Corporation, Lessee dated July 7, 1998: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1998, File No. 0-18091.

10.16 Agreement by and between the Company and Fuller D. Tresca dated November 19, 1997: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No. 0-18091.

21.           Subsidiaries of the Registrant.

23.           Consent of Independent Certified Public Accountants

23.1          Consent of Ernst & Young LLP, Independent Auditors.

27.           Financial Data Schedule (For SEC use only)

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 13 of Form 10-KSB.