Form 10QSB
period 1999-11-30
RSI HOLDINGS INC
filed 2000-01-14
CIK 853697

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10 - QSB




        (MARK ONE)

[X]    Quarterly Report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 1999 or
                                -----------------

[ ]    Transition Report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

For the Transition Period From                 to
                                --------------    ---------------

                         COMMISSION FILE NUMBER 0-18091

                               RSI HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        NORTH CAROLINA                                56-1200363
-------------------------------                  ------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification No.)

28 East Court Street,       P. O. Box 6847
Greenville, South Carolina                                          29606
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

Common Stock, $.01 Par Value - 7,907,488 shares outstanding as of January 7,
2000

         Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                                      INDEX


                               RSI HOLDINGS, INC.




PART I.  FINANCIAL INFORMATION                                          PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheet -- November 30, 1999              4

     Condensed consolidated statement of operations -- Three
     Months ended November 30, 1999 and 1998                                5

     Condensed consolidated statement of cash flows -- Three
     Months ended November 30, 1999 and 1998                                6

     Notes to condensed consolidated financial statements --
     November 30, 1999                                                      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8

PART II. OTHER INFORMATION                                                 15

Item 1.  Legal Proceedings                                                 15

Item 2.  Changes in Securities                                             15

Item 3.  Default                                                           12

Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 5.  Other Information                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                 16

                               RSI Holdings, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                                November 30, 1999


Assets

Current Assets:
     Cash                                                            $   17,000
     Certificate of deposit                                             250,000
     Mortgage notes receivable held for sale, net of
         deferred loan fees of $109,000                               2,436,000
     Prepaid expenses                                                    61,000
                                                                    -----------
Total current assets                                                  2,764,000

Property and equipment
     Cost                                                               329,000
     Less accumulated depreciation                                      111,000
                                                                    -----------
                                                                        218,000
Other assets
     Certificate of deposit                                             250,000
     Other                                                                4,000
                                                                    -----------
                                                                        254,000
                                                                    -----------
                                                                    $ 3,236,000
                                                                    ===========
Liabilities and shareholders' equity
Current liabilities:
     Trade accounts payable                                          $   89,000
     Accrued expenses                                                   241,000
     Notes payable                                                    2,967,000
                                                                    -----------
                                                                      3,297,000

Long-term debt                                                          250,000

Shareholders' equity:
     Common Stock, $.01 par value-authorized
         25,000,000 shares, issued and outstanding
          7,907,488 shares at November 30, 1999                          79,000
     Excess of paid-in capital over par value                         3,778,000
     Deficit                                                         (4,168,000)
                                                                    -----------
                                                                       (311,000)


                                                                    -----------
                                                                    $ 3,236,000
                                                                    ===========


See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)
                 Three Months ended November 30, 1999 and 1998


                                                        1999                 1998
                                                     -----------         -----------
Revenues:
     Origination fees                                $   402,000         $   238,000
     Gain on sale of loans                                80,000              72,000
                                                     -----------         -----------
         Total revenues                              $   482,000         $   310,000


Expenses
     Selling, general and administrative                 759,000         $   481,000
                                                     -----------         -----------
          Loss from operations                          (277,000)           (171,000)

Other income (expense)
     Interest income                                      52,000              29,000
     Gain on sale of real estate                               0              71,000
     Interest expense                                    (33,000)            (11,000)
                                                     -----------         -----------
         Total other income (expense)                     19,000              89,000
                                                     -----------         -----------
Net loss                                             $  (258,000)        $   (82,000)
                                                     ===========         ===========

Net loss per share - basic and diluted               $      (.03)        $      (.01)
                                                     ===========         ===========

Weighted average number of shares outstanding          7,904,979           7,902,910
                                                     ===========         ===========


See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                  Three Months ended November 30, 1999 and 1998


                                                              1999                 1998
                                                           -----------         -----------
Cash provided by (used in) operating activities            $  (902,000)        $    50,000

Investing activities
     Proceeds from sale of property                                  0              85,000
     Purchase of equipment                                     (28,000)            (25,000)
                                                           -----------         -----------
Net cash (used in) provided by investing activities            (28,000)             60,000
                                                           -----------         -----------
Financing activities
     Advances under bank lines of credit                     4,301,000           3,066,000
     Payments on bank line of credit                        (3,363,000)         (3,236,000)
     Borrowings under long-term debt arrangements                    0              80,000
     Payment of deferred compensation                          (15,000)            (15,000)
     Other                                                       1,000               1,000
                                                           -----------         -----------
Net cash provided by (used in) financing activities            924,000            (104,000)
                                                           -----------         -----------
Increase (decrease) in cash and cash equivalents                (6,000)              6,000

Cash and cash equivalents at beginning of year
                                                                23,000              93,000
                                                           -----------         -----------
Cash and cash equivalents at end of quarter                $    17,000         $    99,000
                                                           ===========         ===========


See accompanying notes.

RSI Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Going Concern

The accompanying condensed consolidated financial statements of RSI Holdings, Inc. ("the Company") have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred operating losses and has a working capital deficit at November 30, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon generating sufficient cash flow and obtaining additional sources of capital or financing. The Company's wholly-owned subsidiary, HomeAdd Financial Corporation ("HomeAdd") finances loans to its customers with borrowings from a warehouse line of credit with a bank in the amount of $1,500,000. This warehouse line of credit had an original expiration date of December 31, 1999 but has been extended through April 30, 2000. The continuation of the business of HomeAdd is contingent upon the renewal of this line of credit. Furthermore, the growth that will be required for the Company to become profitable is contingent upon an increase in this line of credit. The Company has been unable to meet its operating goals during the first three months of fiscal 2000 and there can be no assurance that the Company will meet its operating goals and will have funds to finance its operations through the year ending August 31, 2000.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements at November 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Amounts presented in the condensed consolidated financial statements have been presented in the nearest thousand of dollars. Operating results for the three months ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ended August 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10 - KSB for the year ended August 31, 1999.

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

Results of Operations

                  The accompanying consolidated financial statements have been prepared assuming that RSI Holdings, Inc. will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern and it is apparent that the Company's ability to continue as a going concern is dependent upon generating sufficient cash flow. As discussed below in "Liquidity and Capital Resources - Debt Arrangements" the Estate of Buck Mickel loaned the Company $250,000 during the 1999 fiscal year. In addition, Buck A. Mickel, Charles C. Mickel and Minor M. Shaw have guaranteed working capital lines of credit with two banks aggregating $225,000 and a corporation owned by the above guarantors and their mother, Minor H. Mickel, has pledged securities to a third bank in connection with a revolving loan facility of $500,000. Also, in November 1999 Minor H. Mickel pledged a certificate of deposit in the amount of $250,000 as collateral for the Company's $1,500,000 warehouse line of credit. At November 30, 1999, notes payable in the amount of $2,967,000 consisted of borrowings of $638,000 under the Company's lines of credit aggregating $225,000 and the $500,000 revolving credit facility as well as indebtedness of $2,329,000 under the Company's $1,500,000 warehouse line of credit. This indebtedness under the Company's $1,500,000 warehouse line of credit was secured at November 30, 1999 by mortgage notes receivable held for sale having a face amount of $2,545,000 and certificates of deposit in the aggregate amount of $500,000. The indebtedness of $2,329,000 described above consisted of note advances by the bank in the amount of $1,152,000 and checks issued and outstanding in the amount of $1,177,000. Outstanding checks in excess of the available line totaled $829,000. This excess was paid with proceeds from the sale of loans subsequent to November 30, 1999. As discussed below, the $500,000 credit facility requires that the Company maintain a tangible net worth of at least $1,000 (which requirement was not being met at November 30, 1999 and also currently), and the facility is payable on demand. Accordingly, there is no assurance that the $500,000 credit facility will be available or that there will be sufficient working capital available to finance the operations of the Company.

         The Company currently conducts its consumer loan business through its wholly-owned subsidiary, HomeAdd Financial Corporation ("HomeAdd"). The Company has no other business operations. The following discussion of the results of operations during the three months ended November 30, 1999 as compared to the three months ended November 30, 1998 primarily relates to the consumer loan business. This business was commenced during December of 1996. The goal of the Company is to increase the loan volume of business in the United States to a profitable level and it is employing marketing strategies to attempt to increase its loan volume. The Company can offer no assurance that its goals will be accomplished.

         Revenues were $482,000 during the three months ended November 30, 1999 as compared to $310,000 during the three months ended November 30, 1998. Revenues consisted primarily of loan origination fees and gain from the sale of the loans made. The increase in quarterly revenues during fiscal 2000 as compared to fiscal 1999 is the result of the increase in loans originated. The Company experienced a decrease in rates of origination fees as well as the rate of gain from the sale of loans made during the three months ended November 30, 1999 as compared to the comparable three months of the preceding year. Additional discussion of this decrease can be found below on pages 11-12.

         Selling, general and administrative expenses were $759,000 during the three months ended November 30, 1999 as compared to $481,000 during the three months ended November 30, 1998. These expenses include expenses incurred by HomeAdd of $671,000 during the three months ended November 30, 1999 as compared to $394,000 during the three months ended November 30, 1998. The HomeAdd expenses primarily relate to advertising, salaries, and various administrative expenses of HomeAdd. The remaining general and administrative expenses primarily consist of salaries, legal, audit and other administrative expenses incurred by the Company. The increase in expenses of fiscal 2000 as compared to fiscal 1999 was primarily the result of HomeAdd's attempt to increase the volume of its loan originations by increasing in the volume of its advertising and the additional personnel and various other related administrative expenses.

         During the three months ended November 30, 1999 and 1998, net deferred tax benefits were not recorded relating to temporary differences since the Company is not assured that the resulting additional deferred tax assets will be realized.

         The results of operations for the three months ended November 30, 1998 included cash collections of the total amount due from the sale of the Company's real property located in Tampa, Florida that was sold during November 1997.

         HomeAdd offers high loan-to-value debt consolidation and home improvement loans ("HLTV Loans") to certain qualified borrowers that permit the loan proceeds to be used for debt consolidation and home improvements. Under the terms of these HLTV loans, HomeAdd makes loans secured by second mortgages in which the total loans outstanding on the property can be up to 125% of the estimated fair value of the real property. A qualified borrower is required to be a homeowner with acceptable levels of income and have an acceptable credit history. Most of the revenues of HomeAdd are attributed to HLTV loans.

         HomeAdd also offers Title I home improvement loans ("Title I Loans") under the Title I program administrated by the Federal Housing Administration ("FHA"). HomeAdd was approved by FHA as a Title I lender during 1995. The Title I program was established by Title I of the National Housing Act of 1934. Loans made under the Title I program are 90% guaranteed by the United States Department of Housing and Urban Development ("HUD"). In addition to the FHA Title I license, HomeAdd has to maintain licenses to operate under the banking laws of each State in which HomeAdd operates. None of HomeAdd's loan volume during the three months ended November 30, 1999 and 1998 were Title I Loans. The Company does not expect Title I Loans to be a material portion of its business during fiscal year 2000.

         HomeAdd is seeking additional mortgage loan products in order to attempt to reduce the risk associated with its dependence on the HLTV Loans discussed above. An additional loan product that HomeAdd began offering consists of first mortgage loans in amounts of up to 100% of the estimated fair value of the property. Less that 20% of the loans originated during the first fiscal quarter of 2000 were collateralized by first mortgages.

         HomeAdd is currently authorized to operate under the laws of South Carolina, North Carolina, Georgia, Kentucky, Connecticut, Delaware, Maryland, Massachusetts, Tennessee, Minnesota, Missouri, Oregon, Utah, Wisconsin and Florida. HomeAdd is subject to ongoing monitoring by state banking authorities and the failure to comply with applicable regulations could result in the forfeiture of licenses on which the business is dependent.

         The Company sells substantially all of the loans it originates on a non-recourse basis in the secondary market. The non-recourse basis means that the Company represents that loans were properly documented and made in accordance with applicable lending criteria, but that the purchaser of the loans assumes the full credit risk. The Company's credit guidelines for the Company's loans currently meet the underwriting criteria of the current loan purchasers. During the three months ended November 30, 1999, the Company made loans aggregating $6,488,000 as compared to loans aggregating $2,931,000 during the three months ended November 30, 1998. Substantially all of the loans outstanding at November 30, 1999 were sold on a non-recourse basis in the secondary market during the second quarter of fiscal year 2000.

         As of November 30, 1998, HomeAdd had 28 employees located in its office in Greenville, South Carolina that includes sales, underwriting and administrative personnel.

         During the three months ended November 30, 1999 the Company solicited loans in South Carolina, North Carolina, Georgia, Kentucky, Connecticut, Delaware, Maryland, Massachusetts, Minnesota, Missouri, Oregon, Utah, Wisconsin and Florida. The Company faces stiff competition in these markets. Management of the Company has determined that it will need to add additional sales personnel if it is to meet its growth objectives. In order for HomeAdd to achieve its budgeted operating goals, the Company estimates that 36 employees will be required by HomeAdd at August 31, 2000. There is no assurance, however, that the addition of employees together with its marketing efforts will solicit sufficient responses in order for its operating goals to be accomplished.

Industry and market conditions

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

         Debt consolidation and home equity loan volume generally are not materially impacted by seasonal climate changes and, with the exception of slowdowns during the holiday and vacation seasons, tends to be relatively stable throughout the year.

         HomeAdd attempts to sell, on a non-recourse basis, all of its loans on the secondary market to wholesale buyers. HomeAdd does not have the capital that would be necessary to originate a significant volume of loans without promptly selling its loans on the secondary market.

         During the year ended August 31, 1999, many of the wholesale buyers in this industry, including certain of the buyers of HomeAdd's loans, announced that they will no longer purchase loans in the secondary market. In addition, the buyers of HomeAdd's loans raised the credit standards for the loans they will buy. During the months from January 1999 through August 1999 HomeAdd sold more than 90% of its loans to a single federal bank in California. During the first quarter of the 2000 fiscal year this federal bank in California has reduced the number of loans that it will buy. This factor has caused increased difficulties in originating loans that meet the standards of the purchasers of the loans as well as difficulties in selling HomeAdd's loans during the first quarter of fiscal 2000. These difficulties in selling the loans have negatively impacted the number of loans originated as well as the rate of gain on the loans sold during the first quarter of 2000.

         This adverse change in the number of wholesale buyers has reduced the competition in the secondary market and has reduced the amount of gain that HomeAdd realized on its loans during the first quarter of the 2000 fiscal year. See "Liquidity and Capital Resources - Liquidity and Capital Requirements". There can be no assurance that the secondary market for loans will continue to be available to HomeAdd. Adverse changes in the secondary market could materially impair HomeAdd's ability to originate and sell loans on a favorable or timely basis. Delays in the sale of a loan pool beyond a quarter-end could result in greater losses for such quarter. If HomeAdd is unable to sell its loans on the secondary market, its ability to grow could be materially impaired and its results of operations and financial condition could be materially adversely affected.

         The Company had originally expected, based on its business plan, that the Company would operate at a modest profit during fiscal year 2000. However, during the first three months of the fiscal 2000 year HomeAdd has experienced increased losses that resulted from difficulties in selling its loans as described above. HomeAdd has recently been approved by two additional financial institutions as a supplier of mortgages. HomeAdd believes that these additional purchasers of mortgages will provide a more stable market in which HomeAdd may sell its loans during the remainder of fiscal 2000 than HomeAdd experienced during the first three months of fiscal year 2000. HomeAdd hopes to begin selling loans to these two financial institutions early in the calendar year 2000. The foregoing are forward-looking statements and the Company cautions that there can be no assurance that the goal of profitability can be achieved.

         The Company has experienced the effects of higher credit standards in the resale market for its loans during the three months ended November 30, 1999. This is caused by an investor market that is becoming more conservative and also by banking regulators that are exercising a greater degree of oversight over the federal banks that are purchasing HomeAdd's products in the secondary market. These factors result in higher credit requirements for its customers and reduced premiums that the Company is able to receive on the sale of its loans. This is having an adverse effect on the loan origination volume and profitability on the loans originated during the first fiscal quarter of fiscal 2000. These are important factors that could cause the Company's results to differ materially from its business plan as discussed in the preceding paragraph. Another important factor is the adverse consequences of changes in interest rate environment, such as increases in rates that might reduce the number of customers that would be willing to execute loans.

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

         Other factors that could cause the Company's results to differ materially from its business plan include, but are not limited to, the following: changes in economic conditions which could (i) increase the default rate for loans originated by the Company and adversely affect the Company's ability to sell its loans and (ii) reduce the Company's potential customer base by decreasing the credit-worthiness of potential customers below the minimum levels at which it is profitable for the Company to make and sell loans; the limited operating history of HomeAdd (which has been in business only since
1995) available for reference in attempting to gauge the prospects of the Company's lending business; inability to sell loans or the loss of outside funding sources (see "Liquidity and Capital Resources" below), either of which could severely and adversely affect the lending operations because the Company does not have sufficient internal resources to finance holding a substantial number of loans until their maturity; the adverse effects of competition, particularly in light of the existing customer relationships and greater capital, experience and other resources of the Company's competitors and potential competitors, especially banks; changes in substance, enforcement or interpretation of applicable federal and state laws and regulations, which could impose requirements which the Company would be unable to meet; the failure of the Company's computer hardware and software systems as well as those of its third-party vendors to be Year 2000 compliant; and the loss of key executives which the Company might be unable to replace due its limited number of personnel and limited resources.


Liquidity and Capital Resources

         Anticipated Liquidity Requirements

         As discussed below under "-Cash and Cash Equivalents" and "-Debt Arrangements," the Company's ability to continue as a going concern is dependent upon generating sufficient cash flow from its operations and obtaining additional sources of capital or financing. The Company hopes to increase the cash flow generated from its operations by continuing to increase the volume of loan originations from the levels of loan originations experienced during fiscal year 1999. However, there is no assurance that the Company will be successful and will have sufficient funds to finance its operations through the year ended August 31, 2000.

         Cash and Cash Equivalents

         The Company had cash and cash equivalents in the amount of $17,000 as of November 30, 1999.

         Restricted Certificate of Deposit

         As described in the following paragraph, the bank that provides the Company's $1,500,000 warehouse line of credit requires that HomeAdd's tangible net worth include certain specified assets with a maturity of five years or less in the amount of $250,000 and that certain additional specified assets be pledged to the bank in the amount of $250,000. In compliance with this requirement, prior to November 1999, the assets of the Company included a $500,000 certificate of deposit, all of which was pledged to the bank. During November 1999, certain additional assets were pledged as collateral to the warehouse line of credit and the bank released $250,000 of the $500,000 certificate of deposit from the pledge. Accordingly, current assets include $250,000 of the $500,000 certificate of deposit and other assets include the remaining $250,000. The certificate of deposit bore interest at 5% and matured on December 22, 1999. The certificate of deposit was renewed in the amount of $250,000 bearing interest at 5.5% and will mature on March 22, 2000.

         Debt Arrangements

         HomeAdd finances loans to its customers with borrowings from a warehouse line of credit with a bank in the amount of $1,500,000. The loans made to third parties by HomeAdd are collateral for this line of credit. This line of credit bears interest at the bank's prime rate. Under the terms of the agreement the aggregate amount outstanding on the line of credit may not exceed 90% of the aggregate amount of customer loans disbursed and outstanding by HomeAdd. Also, HomeAdd is required to repay any advances within 25 days of the date of the advance and HomeAdd is required to maintain tangible net worth of at least $500,000. As described above in "-Restricted Certificate of Deposit," the bank also requires that this tangible net worth include certain specified assets with maturity of five years or less in the amount of $250,000 and that certain additional specified assets be pledged to the bank in the amount of $250,000. The maturity date of this line is April 30, 2000. There can be no assurance that the Company will be able to renew or replace this line of credit. HomeAdd will need to increase this warehouse line of credit during fiscal year 2000 in order for it to have the funds necessary to increase its mortgage loan originations to the levels required in its business plan.

         The Company has a working capital line of credit with a bank in the amount of $150,000 and a $75,000 working capital line of credit with another bank. These credit facilities bear interest at the prime rate of the banks. The $150,000 credit facility matures in January 2000 and the $75,000 credit facility matures in August 2000. The terms of the $75,000 facility require that the principal balance outstanding be reduced to zero for a period of at least 30 consecutive days during the year, but the $150,000 facility contains no such provision. The President and Chief Executive Officer of the Company and his two adult siblings personally guarantee amounts owing under these credit facilities. The principal balance outstanding at November 30, 1999 under these two credit facilities was $138,000.

         In addition to the above credit facilities, the Company has a $500,000 loan agreement with a bank. This credit facility bears interest at the prime rate of the bank. The loan is payable on demand of the bank or in any event on June 15, 2000. A corporation that is owned by the President and Chief Executive Officer, his mother and his two adult siblings has guaranteed payment of the loan and has pledged certain securities as collateral to the loan. Under the terms of the agreement, RSI Holdings, Inc. is required to maintain tangible net worth of at least $1,000. At August 31, 1999 the tangible net deficit of the Company was ($311,000). The bank has waived this violation of its loan agreement at November 30, 1999.

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

         Year 2000

         The Company was able to successfully transition into the year 2000 with no adverse consequences.

PART II. Other information

ITEM 1.  LEGAL PROCEEDINGS*

ITEM 2.  CHANGES IN SECURITIES*

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES*

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*

ITEM 5.  OTHER INFORMATION*

*Items 1, 2, 3, 4 and 5 are not presented as they are not applicable or the information required thereunder is substantially the same as information previously reported.

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

  4.1         See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

  4.1.1       Specimen of Certificate for RSI Holdings, Inc., common stock:
              Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

  10.1 Extension Letter dated December 27, 1999 by and between the Company and First Union National Bank

  27          Financial Data Schedule (electronic filing only)

         (b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the fiscal quarter ended November 30, 1999.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                     RSI HOLDINGS, INC.
                                                 --------------------------



 January 14, 2000                                     /s/ Joe F. Ogburn
------------------------------                   ------------------------------
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

  4.1         See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

  4.1.1       Specimen of Certificate for RSI Holdings, Inc., common stock:
              Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

  10.1 Extension Letter dated December 27, 1999 by and between the Company and First Union National Bank

  27          Financial Data Schedule (electronic filing only)