Form 10QSB
period 2000-02-29
RSI HOLDINGS INC
filed 2000-04-14
CIK 853697

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10 - QSB



        (MARK ONE)

 X   Quarterly Report pursuant to Section 13 or 15(d) of the
----
       Securities Exchange Act of 1934

For the Quarterly Period Ended February 29, 2000 or
                                -----------------
     Transition Report pursuant to Section 13 or 15(d) of the
----
       Securities Exchange Act of 1934

For the Transition Period From                       to
                                      --------------    ---------------
                         COMMISSION FILE NUMBER 0-18091

                               RSI HOLDINGS, INC.
                    --------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             NORTH CAROLINA                     56-1200363
       ---------------------------       -------------------------
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification No.)

                      28 East Court Street, P. O. Box 6847
                        Greenville, South Carolina  29606
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (864) 271-7171
                 -----------------------------------------------
                (Issuer's telephone number, including area code)


                                 Not Applicable
                 -----------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                        ------
No
   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 Par Value - 7,907,488 shares outstanding as of April 7, 2000

           Transitional Small Business Disclosure Format (check one):
           Yes        No   X
             -------    -------

                                      INDEX


                               RSI HOLDINGS, INC.


PART I.  FINANCIAL INFORMATION                                                                     PAGE


Item 1. Financial Statements (Unaudited)

     Condensed consolidated statement of net assets in liquidation
     -- February 29, 2000                                                                              1

     Condensed consolidated statement of changes in net assets in liquidation -
     Period from February 1, 2000 through February 29, 2000                                            2

     Condensed consolidated statement of operations - Two and Five months ended
     January 31, 2000 and Three and Six Months ended February 28, 1999                                 3

     Condensed consolidated statement of cash flows - Five Months ended January 31,
     2000 and Six Months ended February 28, 1999                                                       4

     Notes to condensed consolidated financial statements --
     February 29, 2000                                                                                 5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                           6


PART II. OTHER INFORMATION                                                                            10

Item 1.  Legal Proceedings                                                                            10

Item 2.  Changes in Securities                                                                        10

Item 3.  Default                                                                                      10

Item 4.  Submission of Matters to a Vote of Security Holders                                          10

Item 5.  Other Information                                                                            11

Item 6.  Exhibits and Reports on Form 8-K                                                             11

SIGNATURES                                                                                            12

                               RSI Holdings, Inc.
    Condensed Consolidated Statement of Net Assets in Liquidation (Unaudited)
                                February 29, 2000












Assets

     Cash                                                         $    51,000
     Certificate of deposit                                           250,000
     Mortgage notes receivable                                         47,000
     Property and equipment                                            48,000
     Other assets                                                       8,000
                                                                  -----------
                                                                  $   404,000
                                                                  ===========
Liabilities

     Trade accounts payable                                       $    75,000
     Accrued expenses                                                  81,000
     Note payable - bank                                              305,000
     Notes payable to shareholder                                     250,000
     Convertible debt payable to shareholder                          400,000
     Estimated costs during the remaining period of liquidation       463,000
                                                                  -----------
                                                                    1,574,000
                                                                  -----------
Net assets (liabilities) in liquidation                           $(1,170,000)
                                                                  ===========














See accompanying notes.

                               RSI Holdings, Inc.
    Condensed Consolidated Statement of Changes in Net Assets in Liquidation
                                  (Unaudited)
             Period from February 1, 2000 through February 29, 2000










Shareholders' deficit at February 1, 2000                         $   (448,000)

Accruals and costs during period of liquidation:
     Adjustment of property and equipment to estimated net
        realizable value                                               172,000
     Compensation and related expenses                                 146,000
     Interest expense                                                   68,000
     Professional fees                                                  42,000
     Rent                                                              214,000
     Other                                                              80,000
                                                                   -----------
         Total accruals and costs during period of liquidation        (722,000)
                                                                   -----------
Net assets (liabilities) in liquidation at February 29, 2000       $(1,170,000)
                                                                   ===========
















See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)
                   Two and Five Months ended January 31, 2000
                and Three and Six Months ended February 28, 1999







                                                 Two        Three       Five        Six
                                                Months      Months      Months      Months

                                                 2000        1999        2000        1999
                                               ---------   ---------   ---------   ---------

Revenues:
     Origination fees                        $ 246,000    $ 205,000    $648,000    $ 443,000
     Gain on sale of loans                      25,000       17,000     105,000       89,000
                                            ----------    ---------   ---------    ---------
         Total revenues                        271,000      222,000     753,000      532,000


Expenses:
     Selling, general and
         administrative                        428,000      516,000   1,187,000      997,000
                                             ---------    ---------   ---------    ---------
         Loss from operations                 (157,000)    (294,000)   (434,000)    (465,000)

Other income (expense):
     Interest income                            39,000       23,000      91,000       52,000
     Gain on sale of real estate                     0            0           0       71,000
     Interest expense                          (18,000)     (14,000)    (51,000)     (25,000)
                                              ---------    ---------   ---------   ---------
     Total other income (expense)               21,000        9,000      40,000       98,000
                                             ---------    ---------   ---------    ---------
Net loss                                     $(136,000)   $(285,000)  $(394,000)   $(367,000)
                                             =========    =========   =========    =========

Net loss per share - basic
     and diluted                             $    (.02)   $   (.04)   $    (.05)   $    (.05)
                                              =========   ========    =========    =========
Weighted average number
     of shares outstanding                    7,907,488  7,903,322    7,905,914    7,903,115
                                              =========  =========    =========    =========




The Company changed its accounting presentation to the liquidation basis of accounting from the going concern basis of accounting effective January 31, 2000. Fiscal Year 2000 amounts above include operations through January 31, 2000, the date of change to liquidation basis of accounting from going concern basis.

See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
    Five Months ended January 31, 2000 and Six Months ended February 28, 1999





                                                                2000                1999
                                                             ----------         -----------

Cash provided by (used in) operating activities              $1,045,000      $  (664,000)

Investing activities
     Proceeds from sale of property                                   0           85,000
     Reduction of certificate of deposit                        250,000                0
     Purchase of equipment                                      (40,000)         (32,000)
                                                             ----------      -----------
Net cash provided by investing activities                       210,000           53,000
                                                             ----------      -----------
Financing activities
     Advances under bank lines of credit                      6,308,000        5,708,000
     Payments on bank line of credit                         (7,319,000)      (5,347,000)
     Borrowings under long-term debt arrangements                     0          250,000
     Payment of deferred compensation                           (25,000)         (29,000)
     Other                                                        1,000            1,000
                                                             ----------      -----------
Net cash (used in) provided by financing activities          (1,035,000)         583,000
                                                             ----------      -----------
Increase (decrease) in cash and cash equivalents                220,000          (28,000)

Cash and cash equivalents at beginning of year
                                                                 23,000           93,000
                                                             ----------      -----------
Cash and cash equivalents at end of period                   $  243,000       $   65,000
                                                             ==========      ===========

















See accompanying notes.

RSI Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A - Basis of Presentation

As of January 31, 2000, RSI Holdings, Inc. (the "Company") adopted the liquidation basis of accounting. The Company's wholly-owned subsidiary, HomeAdd Financial Corporation ("HomeAdd") had sold more than 90% of its loans to a single federal bank in California during the months from January 1999 through August 1999. During fiscal year 2000 this bank reduced the number of loans that it would buy, which caused increased difficulties for HomeAdd in selling its loans. Although HomeAdd sought to replace the bank in California with other purchasers of mortgages and to operate profitably, it was unable to do so.

The Company had experienced significant recurring losses and had working capital deficiencies. Because of the increased difficulties of HomeAdd in selling its loans as described above, the Company decided to cease all of HomeAdd's business operations effective January 31, 2000. The Company anticipates that no material assets of the Company will remain after payment of the Company's existing and contingent liabilities. Although the Company intends to look for other business opportunities, it cannot determine at this time what, if any, future business activities it may engage in.

As a result of the decision to cease all of HomeAdd's business operation, the Company changed its basis of accounting for its financial statements as of January 31, 2000 from the going concern basis of accounting to the liquidation basis of accounting in accordance with generally accepted accounting principles. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including costs associated with carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and are based upon management's estimates as of February 29, 2000.

The  accompanying  unaudited  condensed  consolidated  financial  statements  at
February 29, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 1999.

Note B - Convertible Note Payable

On February 16, 2000, a shareholder of the Company loaned the Company $400,000 in the form of a convertible note payable bearing interest at 8% per year and due on February 16, 2005. All principal and unpaid interest are convertible into the Company's common stock at the conversion rate of $.075 per share at the option of the Company or the holder of the convertible note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     Special Cautionary Notice Regarding Forward-Looking Statements.

     This Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act. Forward-looking statements are indicated by such terms as "expects", "plans", "anticipates", and words to similar effect. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors ("Cautionary Statements") that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this Report on Form 10-QSB. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

Results of Operations

     As described in Note A to its unaudited Condensed Consolidated Financial Statements included above, the Company changed its basis of accounting for its financial statements at January 31, 2000 from the going concern basis of accounting to the liquidation basis of accounting in accordance with generally accepted accounting principles. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including costs associated with carrying out the liquidation. The Company anticipates that no material assets of the Company will remain after payment of the Company's existing and contingent liabilities. Although the Company intends to look for other business opportunities, it cannot determine at this time what, if any, future business activities it may engage in.

     The Company currently estimates that the liquidation of HomeAdd's assets will be completed by December 31, 2000, and the estimated costs during the remaining period of liquidation is included in the accompanying condensed consolidated statement of net assets in liquidation. These estimated costs during the liquidation period include the rent obligation of approximately $6,000 per month during the remaining period of the lease through August 2002. The Company also recorded a reduction of the value of its equipment in the amount of $172,000 to reduce the equipment to its estimated net realizable value of approximately $48,000. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and are based upon management's estimates as of February 29, 2000.

     As discussed below in "Liquidity and Capital Resources - Debt Arrangements", Minor H. Mickel (the mother of Buck A. Mickel, the President and Chief Executive Officer of the Company) loaned the Company $400,000 during February 2000 under the terms of a convertible debt arrangement. Also the Estate of Buck Mickel, the former Chairman and Chief Executive Officer of the Company (and Buck A. Mickel's father), loaned the Company $250,000 during the 1999 fiscal year. In addition, a corporation owned by Buck A. Mickel and his two adult siblings and their mother, Minor H. Mickel, has pledged securities to a third bank in connection with a revolving loan facility of $500,000. As discussed below, the $500,000 credit facility requires that the Company maintain a tangible net worth of at least $1,000 (which was not true at February 29, 2000 and is not currently true), and the facility is payable on demand. Accordingly, there is no assurance that the $500,000 credit facility will be available or that there will be sufficient cash available to pay the liabilities of the Company. At February 29, 2000 the outstanding balance payable under this $500,000 credit facility was $305,000.

     The Company conducted its consumer loan business through HomeAdd. The Company had no other business operations. The following discussion of the results of operations during the two and five months ended January 31, 2000 as compared to the three and six months ended February 28, 1999 primarily relates to the consumer loan business. This business was commenced during December of 1996 and was discontinued on January 31, 2000. The goal of the Company was to increase the loan volume of business in the United States to a profitable level. The Company was not successful in increasing its loan volume to meet its profitability goals and decided to discontinue its business as described above.

     Revenues were $271,000 and $753,000 during the two and five months ended January 31, 2000 as compared to $222,000 and $532,000 during the three and six months ended February 28, 1999. Revenues consisted primarily of loan origination fees and gain from the sale of the loans made. Revenues during the fiscal 2000 periods were earned during the two and five months ended January 31, 2000 prior to discontinuing the business of HomeAdd. The increase in quarterly revenues during fiscal 2000 as compared to fiscal 1999 is the result of the increase in loans originated. The Company experienced a decrease in rates of origination fees as well as the rate of gain from the sale of loans made during the two and five months ended January 31, 2000 as compared to the comparable three and six months of the preceding year.

     Selling, general and administrative expenses were $428,000 and $759,000 during the two and five months ended January 31, 2000 as compared to $516,000 and $1,187,000 during the three and six months ended February 28, 1999. These expenses include expenses incurred by HomeAdd of $386,000 and $1,057,000 during the two and five months ended January 31, 2000 as compared to $401,000 and $795,000, respectively, during the three and six months ended February 28, 1999. HomeAdd expenses during the fiscal 2000 periods were incurred during the two and five months ended January 31, 2000 prior to discontinuing the business of HomeAdd. The HomeAdd expenses primarily related to advertising, salaries, and various administrative expenses of HomeAdd. The remaining general and administrative expenses primarily consisted of salaries, legal, audit and other administrative expenses incurred by the Company. The monthly increase in expenses of fiscal 2000 as compared to fiscal 1999 was primarily the result of HomeAdd's attempt to increase the volume of its loan originations by increasing the volume of its advertising and the additional personnel and various other related administrative expenses.

     During the two and five months ended January 31, 2000 and February 28, 1999, net deferred tax benefits were not recorded relating to temporary differences since the Company is not assured that the resulting additional deferred tax assets will be realized.

     HomeAdd offered high loan-to-value debt consolidation and home improvement loans ("HLTV Loans") to certain qualified borrowers that permit the loan proceeds to be used for debt consolidation and home improvements. Under the terms of these HLTV loans, HomeAdd made loans secured by second mortgages in which the total loans outstanding on the property could be up to 125% of the estimated fair value of the real property. A qualified borrower was required to be a homeowner with acceptable levels of income and have an acceptable credit history. Substantially all of the loan volume during the two and five months ended January 31, 2000 consisted of HLTV Loans.

     HomeAdd was authorized to operate under the laws of South Carolina, North Carolina, Georgia, Kentucky, Connecticut, Delaware, Maryland, Massachusetts, Tennessee, Minnesota, Missouri, Oregon, Utah, Wisconsin and Florida. HomeAdd is now attempting to withdraw from all of those states other than South Carolina.

     The Company sold substantially all of the loans it originated on a non-recourse basis in the secondary market. The non-recourse basis means that the Company represents that loans were properly documented and made in accordance with applicable lending criteria, but that the purchaser of the loans assumes the full credit risk. During the five months ended January 31, 2000, the Company made loans aggregating $9,302,000 as compared to loans aggregating $5,729,000 during the six months ended February 28, 1999. The mortgage loans held for sale at February 29, 2000 were subsequently sold.

Liquidity and Capital Resources

     Anticipated Liquidity Requirements

     Certain of the Company's shareholders have advanced funds and guaranteed debt under the debt arrangements as discussed below under "Cash and Cash
Equivalents" and "Debt Arrangements". At February 29, 2000, the Company's liabilities, including estimated costs during the remaining period of liquidation, exceeded the net realizable value of its assets by $1,170,000. The Company has no assurance that its debt arrangements and the arrangements with certain of its shareholders will be available to allow it to pay its liabilities during its liquidation period.

     Cash and Cash Equivalents

     The Company had cash and cash equivalents in the amount of $51,000 as of February 29, 2000.

     Certificate of Deposit

     As described in the Company's Form 10-KSB as of August 31, 1999, the bank that provided the Company's $1,500,000 warehouse line of credit required that HomeAdd's tangible net worth include certain specified assets with a maturity of five years or less in the amount of $250,000. In compliance with this requirement the Company pledged a certificate of deposit with a face value of $250,000 to the bank. This warehouse line of credit was satisfied from the proceeds from the sale of HomeAdd's loans and during February 2000 the note was satisfied and the collateral in the form of the $250,000 certificate of deposit was released.

     Debt Arrangements

     HomeAdd financed loans to its customers with borrowings from a warehouse line of credit with a bank in the amount of $1,500,000. This warehouse line of credit was satisfied prior to February 29, 2000.

     The Company has the following debt arrangements. None of the Company's assets have been pledged under these debt arrangements.

     During February 2000, Minor H. Mickel, the mother of Buck A. Mickel, President and Chief Executive Officer of the Company, loaned the Company $400,000 under the terms of an 8% convertible note payable on February 16, 2005. All principal and unpaid interest is convertible into the Company's common stock at the conversion rate of $.075 per share at the option of either the Company or the holder of the convertible note.

     The Company used the proceeds of the $400,000 convertible note in part to pay off the Company's working capital line of credit with a bank in the amount of $150,000 and its $75,000 working capital line of credit with another bank.

     In addition, the Company has a $500,000 loan agreement with a bank. This credit facility bears interest at the prime rate of the bank. The loan is payable on demand of the bank or in any event on June 15, 2000. A corporation that is owned by the President and Chief Executive Officer, his mother and his two adult siblings has guaranteed payment of the loan and has pledged certain securities as collateral to the loan. Under the terms of the agreement, RSI Holdings, Inc. is required to maintain tangible net worth of at least $1,000. The Company does not have any tangible net worth. The bank has waived this violation of its loan agreement at February 29, 2000.

     During the year ended August 31, 1999, the Estate of Buck Mickel, the former Chairman of the Board and Chief Executive Officer of the Company, loaned the Company $250,000 bearing interest at 8.5% per year payable quarterly. Proceeds from the loan were used for working capital and the principal is payable ten years from the date of the loan.

     As previously discussed, the Company plans to liquidate the assets of HomeAdd and use the proceeds to pay the liabilities of HomeAdd. The remaining cash, if any, will be used to pay liabilities of the Company, although there is no assurance that these proceeds will be sufficient to pay HomeAdd's or the Company's liabilities.

PART II.  Other information

ITEM 1.  LEGAL PROCEEDINGS*

ITEM 2.   CHANGES IN SECURITIES*

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES*

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarizes the votes at the Annual Meeting of the Company's shareholders held on January 27, 2000.

                                                                       Broker
      Matter           For      Against     Withheld    Abstentions   Nonvotes
      ------           ---      -------     ---------   -----------   --------
Election of
Directors
Buck A. Mickel       6,460,344      N/A      12,675         N/A             0
C. C. Guy            6,460,344      N/A      12,675         N/A             0
Charles M. Bolt      6,460,344      N/A      12,675         N/A             0

(Two additional nominees, Charles C. Mickel and Joe F. Ogburn, declined to serve as directors of the Company.)

Ratification of
proposal to amend
stock option plan
from 1,250,000 to
1,750,000 shares     5,006,537    27,923      N/A         117,715      1,320,844

Ratification of
Appointment of
Elliott, Davis &
Company L.L.P.
for fiscal 2000      6,370,183    1,821       N/A          101,015            0

ITEM 5.  OTHER INFORMATION*

*Items 1, 2, 3, and 5 are not presented as they are not applicable or the information required thereunder is substantially the same as information previously reported.

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

10.1      Convertible note issued by the Company payable to Minor H. Mickel.

27        Financial Data Schedule (electronic filing only)

          (b)  Reports on Form 8-K

     Registrant filed a Current Report on Form 8-K, Dated February 7, 2000, with respect to decision by the Company to cease all of HomeAdd's business operations as soon as possible.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          RSI HOLDINGS, INC.
                                       --------------------------



 April 14, 2000                          /s/ Joe F. Ogburn
------------------------                 -----------------------
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

4.1       See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

4.1.1     Specimen  of  Certificate  for  RSI  Holdings,   Inc.,  common  stock:
          Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

10.1      Convertible Note issued by the Company payable to Minor H. Mickel.

27        Financial Data Schedule (electronic filing only)