Form 10QSB
period 2000-05-31
RSI HOLDINGS INC
filed 2000-07-14
CIK 853697

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10 - QSB



        (MARK ONE)

  X    Quarterly Report pursuant to Section 13 or 15(d) of the
----
           Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2000 or
                               ---------------
       Transition Report pursuant to Section 13 or 15(d) of the
----
       Securities Exchange Act of 1934

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

                                 (864) 271-7171
     ----------------------------------------------------------------------
                (Issuer's telephone number, including area code)


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
Yes  X   No
------   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 Par Value - 7,907,488 shares outstanding as of July 7, 2000

         Transitional Small Business Disclosure Format (check one):
         Yes          No   X
             -------     -------


                                      INDEX


                               RSI HOLDINGS, INC.




PART I.  FINANCIAL INFORMATION                                                                     PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated statement of net assets in liquidation
     -- May 31, 2000                                                                                   1

     Condensed consolidated statement of changes in net assets in
     liquidation - Period from February 1, 2000 through May 31, 2000                                   2

     Condensed consolidated statement of operations - Five months
     ended January 31, 2000 and Nine Months ended May 31, 1999                                         3

     Condensed consolidated statement of cash flows - Five Months
     ended January 31, 2000 and Nine Months ended May 31, 1999                                         4

     Notes to condensed consolidated financial statements --
     May 31, 2000                                                                                      5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                           6

PART II. OTHER INFORMATION                                                                             8

Item 1.  Legal Proceedings                                                                             8

Item 2.  Changes in Securities                                                                         8

Item 3.  Defaults upon senior securities                                                               8

Item 4.  Submission of Matters to a Vote of Security Holders                                           8

Item 5.  Other Information                                                                             8

Item 6.  Exhibits and Reports on Form 8-K                                                              8

SIGNATURES                                                                                             9






                               RSI Holdings, Inc.
    Condensed Consolidated Statement of Net Assets in Liquidation (Unaudited)
                                  May 31, 2000



Assets

     Cash                                                                                      $    15,000
     Property and equipment                                                                         22,000
     Other assets                                                                                    8,000
                                                                                               -----------
                                                                                               $    45,000
                                                                                               ===========
Liabilities

     Trade accounts payable                                                                    $    14,000
     Accrued expenses                                                                               67,000
     Note payable - bank                                                                           125,000
     Notes payable to shareholder                                                                  250,000
     Convertible debt payable to shareholder                                                       400,000
     Estimated costs during the remaining period of liquidation                                    342,000
                                                                                               -----------
                                                                                                 1,198,000
                                                                                               -----------
Net assets (liabilities) in liquidation                                                        $(1,153,000)
                                                                                               ===========















See accompanying notes.
                                       1


                               RSI Holdings, Inc.
    Condensed Consolidated Statement of Changes in Net Assets in Liquidation
                                   (Unaudited)
               Period from February 1, 2000 through May 31, 2000




Shareholders' deficit at February 1, 2000                                                         $   (448,000)

Accruals and costs during period of liquidation:
     Adjustment of property and equipment to estimated net realizable value                            150,000
     Compensation and related expenses                                                                 153,000
     Interest expense                                                                                   70,000
     Professional fees                                                                                  40,000
     Rent                                                                                              219,000
     Other                                                                                              73,000
                                                                                                   -----------
         Total accruals and costs during period of liquidation                                        (705,000)
                                                                                                   -----------
Net assets (liabilities) in liquidation at May 31, 2000                                            $(1,153,000)
                                                                                                   ===========
















See accompanying notes.
                                       2

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)
                       Five Months ended January 31, 2000
                       and Nine Months ended May 31, 1999







                                                      Five          Nine
                                                     Months        Months
                                                      2000          1999
                                                   ---------      ---------
Revenues:
     Origination fees                               $648,000      $ 691,000
     Gain on sale of loans                           105,000        148,000
                                                   ---------      ---------
         Total revenues                              753,000        839,000


Expenses:
     Selling, general and
         administrative                             1,187,000     1,547,000
                                                    ---------     ---------
         Loss from operations                        (434,000)     (708,000)

Other income (expense):
     Interest income                                   91,000        79,000
     Gain on sale of real estate                            0        71,000
     Interest expense                                 (51,000)      (43,000)
                                                     ---------     ---------
     Total other income (expense)                      40,000       107,000
                                                     ---------     ---------
Net loss                                            $(394,000)    $(601,000)
                                                     =========     =========

Net loss per share - basic
     and diluted                                    $    (.05)    $    (.08)
                                                     =========     =========
Weighted average number
     of shares outstanding                          7,905,914     7,903,185
                                                    =========     =========




The Company changed its accounting presentation to the liquidation basis of accounting from the going concern basis of accounting effective January 31, 2000. Consequently, there were no operations to report during the three months ended May 31, 2000. Fiscal Year 2000 amounts above include operations through January 31, 2000, the date of change to liquidation basis of accounting from going concern basis.

See accompanying notes


                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
      Five Months ended January 31, 2000 and Nine Months ended May 31, 1999


                                                                                        2000               1999
                                                                                     ----------      -----------
Cash provided by (used in) operating activities                                      $1,045,000      $  (629,000)

Investing activities
     Proceeds from sale of property                                                           0           85,000
     Reduction of certificate of deposit                                                250,000                0
     Purchase of equipment                                                              (40,000)         (51,000)
                                                                                     ----------      -----------
Net cash provided by investing activities                                               210,000           34,000
                                                                                     ----------      -----------
Financing activities
     Advances under bank lines of credit                                              6,308,000        9,054,000
     Payments on bank line of credit                                                 (7,319,000)      (8,701,000)
     Borrowings under long-term debt arrangements                                             0          250,000
     Payment of deferred compensation                                                   (25,000)         (45,000)
     Other                                                                                1,000            1,000
                                                                                     ----------       -----------
Net cash (used in) provided by financing activities                                  (1,035,000)         559,000
                                                                                     ----------       -----------
Increase (decrease) in cash and cash equivalents                                        220,000          (36,000)

Cash and cash equivalents at beginning of year                                           23,000           93,000
                                                                                     ----------      -----------
Cash and cash equivalents at end of period                                           $  243,000       $   57,000
                                                                                     ==========      ===========

















See accompanying notes.
                                       4

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

As a result of the decision to cease all of HomeAdd's business operation, the Company changed its basis of accounting for its financial statements as of January 31, 2000 from the going concern basis of accounting to the liquidation basis of accounting in accordance with generally accepted accounting principles. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including costs associated with carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and are based upon management's estimates as of May 31, 2000.

The accompanying unaudited condensed consolidated financial statements at May 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 1999.

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

     The Company currently estimates that the liquidation of HomeAdd's assets will be completed by December 31, 2000, and the estimated costs during the remaining period of liquidation are included in the accompanying condensed consolidated statement of net assets in liquidation. These estimated costs during the liquidation period include the rent obligation of approximately $6,000 per month during the remaining period of the lease through August 2002. The Company also recorded a reduction of the value of its equipment in the amount of $150,000 to record losses realized on the sale of its equipment during the liquidation period and to reduce the remaining equipment at May 31, 2000 to its estimated net realizable value of approximately $22,000. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and are based upon management's estimates as of May 31, 2000.

Liquidity and Capital Resources

     Anticipated Liquidity Requirements

     Certain of the Company's shareholders have advanced funds and guaranteed debt under the debt arrangements as discussed below under "Debt Arrangements". At May 31, 2000, the Company's liabilities, including estimated costs during the remaining period of liquidation, exceeded the net realizable value of its assets by $1,153,000. The Company has no assurance that its debt arrangements will be available to allow it to pay its liabilities during its liquidation period.

     Cash and Cash Equivalents

     The Company had cash and cash equivalents in the amount of $15,000 as of May 31, 2000.

     Debt Arrangements

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

     In addition, the Company's $500,000 loan facility with a bank expired on June 15, 2000. The bank has not demanded payment and the Company expects the loan facility to be renewed through December 31, 2000. This credit facility bears interest at the prime rate of the bank and is payable on demand. A corporation that is owned by the President and Chief Executive Officer, his mother and his two adult siblings has guaranteed payment of the loan and has pledged certain securities as collateral to the loan. Under the terms of the facility, RSI Holdings, Inc. is required to maintain tangible net worth of at least $1,000. The Company does not have any tangible net worth. There is no assurance that the $500,000 credit facility will be renewed or maintained or that there will be sufficient cash available to pay the liabilities of the Company. At May 31, 2000 the outstanding balance payable under this $500,000 credit facility was $125,000.

     During the year ended August 31, 1999, the Estate of Buck Mickel, the former Chairman of the Board and Chief Executive Officer of the Company (and Buck A. Mickel's father), loaned the Company $250,000 bearing interest at 8.5% per year payable quarterly. Proceeds from the loan were used for working capital and the principal is payable ten years from the date of the loan.

     As previously discussed, the Company plans to liquidate the assets of HomeAdd and use the proceeds to pay the liabilities of HomeAdd. The Company does not expect that the proceeds from the sale of HomeAdd's assets will be sufficient to pay the credit facility with the bank, the loan from the Estate of Buck Mickel or the convertible note payable to the shareholder as discussed above. The Company expects that some or all of the unpaid convertible debt will be converted into its Common Stock. The Company also might issue additional shares of its Common Stock in exchange for the remaining balance of its unpaid loans to the guarantor of the credit facility with the bank and to the holder of the loan from the Estate of Buck Mickel.

PART II.  Other information

ITEM 1.  LEGAL PROCEEDINGS

     As described in the Form 10KSB for the year ended August 31, 1999, on January 12, 1995, Mr. Cesar A. Cuenca served a complaint against the Company in the 11th Judicial Circuit Court, Dade County, Florida seeking unspecified damages in excess of the minimal jurisdictional amount of the Court, exclusive of costs and interest, and demanding costs of the action together with such further relief as the Court shall deem fit. The Company has been informed by its legal counsel that on May 10, 2000 the case was dismissed on a voluntary basis.

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

4.1       See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

4.1.1     Specimen  of  Certificate  for  RSI  Holdings,   Inc.,  common  stock:
          Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

27        Financial Data Schedule (electronic filing only)

(b) The Company did not file any reports on Form 8-K during the three months ended May 31, 2000.

                                   SIGNATURES








In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  RSI HOLDINGS, INC.
                                                  --------------------------



July 12, 2000                                      /s/ Joe F. Ogburn
------------------------------                    --------------------------
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

27        Financial Data Schedule (electronic filing only)