Form 10KSB
period 2000-08-31
RSI HOLDINGS INC
filed 2000-11-29
CIK 853697

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

X ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended August 31, 2000

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

                          Common Stock, par value $.01

                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.

     The issuer's revenues from operations during fiscal year 2000 were $753,000.

         State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates as of October 26, 2000 was $188,000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 26, 2000

         Common Stock, par value                   13,464,821 shares outstanding
              $.01 per share

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the annual shareholders' meeting currently scheduled to be held on January 18, 2001, are incorporated by reference into Part III.

         Transitional Small Business Disclosure Format: Yes    No  X

PART I.

Item 1. Description of Business

         RSI Holdings, Inc. (the "Company") was incorporated in North Carolina in 1978. The Company's wholly-owned subsidiary, HomeAdd Financial Corporation, engaged through January 31, 2000 in the consumer finance business and originated and sold consumer finance receivables, substantially all of which were loans secured by mortgages on improved real estate. Effective at January 31, 2000, the Company decided that HomeAdd should cease all business activities and begin the orderly liquidation of its assets and settlement of its liabilities. The Company currently has no other business operations.

         Through January 31, 2000, HomeAdd made high loan-to-value debt consolidation and home improvement loans ("HLTV Loans") secured by mortgages to customers in South Carolina, North Carolina, Georgia, Kentucky, Maryland, Connecticut, Delaware and Florida. HomeAdd made loans secured by second mortgages in which the total loans outstanding on the property could be up to 125% of the estimated fair value of the real property. HomeAdd also made loans that were secured by first mortgages in which the loans could be up to 100% of the estimated fair value of the real property. These loans were sold on the secondary market. HomeAdd's primary means of generating business was through direct mail solicitation, outgoing telephone solicitation and leads generated by internet sources.

         The Company competed with finance companies, banks and other financial institutions, many of which also solicit loan business through direct mail solicitation. In addition to direct mail solicitations, these competitors advertised through various other advertising media.

         Prior to discontinuing the consumer finance business, the Company had a line of credit with a bank in the amount of $1,500,000 that was used to fund the loans made to its customers. This loan was collateralized by the loans made by HomeAdd Financial Corporation and by investments aggregating $500,000 in the form of certificates of deposit.

         The Company did not have the financial resources to make the loans and hold them until their maturity; thus the Company was dependent upon its ability to sell customer's loans to third party purchasers. The Company sold to a limited number of wholesale lenders. Most of the Company's competitors generated a greater volume of loans than the Company and this gave the competitors an advantage when dealing with the loan purchasers because the purchasers could purchase in bulk from these large originators which reduced their processing costs. The Company attempted to compete primarily on the basis of service and competitive pricing. The Company believes that it was a relatively small competitor in its market.

         The Company was approved by the Federal Housing Administration ("FHA") as a FHA Title I lender and accordingly complied with Federal regulations for FHA Title I lenders. In addition, HomeAdd complied with the banking regulations of the various States in which it did business. For further information about the operations of HomeAdd, see Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

         The Company's executive offices are located at 28 East Court Street, Greenville, South Carolina, 29601. Its telephone number is (864) 271-7171. At August 31, 2000 the Company and its operating subsidiary had a total of three
(3) employees, none of which are considered full-time.

Environmental Matters

The Company is subject to federal, state and local environmental laws and regulations, however, due to the nature of the Company's current activities, such laws and regulations do not have a direct, substantial impact on the Company's business operations.

Item 2. Description of Property

         The Company leases approximately 3,000 square feet of floor space located at 28 East Court Street, Greenville, South Carolina to serve as its principal executive offices. The Company believes that the property is adequate and suitable for executive office space. The monthly rental expense incurred by the Company was $2,250 under a month-to-month lease arrangement through March 2000. Effective April 2000 the monthly rental payment was reduced to $1,500. This lease includes office furniture and equipment. The office space at 28 East Court Street is leased from CTST, LLC. CTST, LLC is owned by three shareholders, all of whom are beneficial owners of more than 5% of the outstanding common stock of the Company. One of the shareholders is the President, Chief Executive Officer and a director of the Company and the other two shareholders are his adult siblings. The Company believes that this lease contains provisions as favorable to the Company as could be obtained from a third-party landlord.

         HomeAdd leased a facility at 850 South Pleasantburg Drive, Greenville, South Carolina containing approximately 4,600 square feet of finished office space through August 31, 2000. The Company paid $60,000 during August 2000 to settle its obligation under a five-year lease arrangement of $5,951 per month that would have expired in September 2002.

         The Company has no plans to invest in real estate or persons engaged primarily in real estate activities, nor does it have any formal policy with respect to such investments. As discussed in Part I, Item 1 "Description of Business" and Part II, Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is incorporated by reference herein, HomeAdd made loans secured by first and second mortgages in the ordinary course of business prior to discontinuing its operations.

         The Company carries such insurance as is considered reasonable and necessary to cover its casualty and liability exposures. The insurance on the two facilities described above is paid by the lessor.


Item 3. Legal Proceeding

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of securities holders during the fourth quarter of the Company's 2000 fiscal year.

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

                                          2000                      1999

        Fiscal                      High        Low          High            Low

        First Quarter                .16        .05          .23             .06

        Second Quarter               .12        .05          .08             .05

        Third Quarter                .32        .05          .05             .04

        Fourth Quarter               .09        .03          .22             .04

         As of November 10, 2000, the Company had approximately 570 shareholders of record.

         The Company paid no cash dividends with respect to its Common Stock during fiscal 2000, 1999 and 1998, and does not intend to pay cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Special Cautionary Notice Regarding Forward-Looking Statements.

         This Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act. Forward-looking statements are indicated by such terms as "expects", "plans", "anticipates", and words to similar effect. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors ("Cautionary Statements") that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this Report on Form 10-KSB. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

Sale of Assets

         On January 31, 2000 the Board of Directors of the Company decided to cease the business of its consumer loan business that was conducted by HomeAdd Financial Corporation ("HomeAdd"). Effective immediately, HomeAdd began the orderly liquidation of its assets and settlement of its liabilities. The Company has no other business operations.

         The Company's activities during the seven months subsequent to January 31, 2000 consisted primarily of selling the assets and paying the liabilities of HomeAdd. The following paragraphs describe such activities and the composition of the net assets of the Company at August 31, 2000.

         Cash and Cash Equivalents

         The Company had cash and cash equivalents in the amount of $20,000 as of August 31, 2000. The Company earned $12,000 and $30,000 on its cash and cash equivalents and the restricted investment described in the following paragraph during the five months ended January 31, 2000 and during the year ended August 31, 1999, respectively.

         Restricted Investment

         At August 31, 1999 the Company was required, as described in the debt arrangements discussion elsewhere in this report, to maintain an investment in HomeAdd of $500,000. In compliance with this agreement, at August 31, 1999, the assets of the Company included a certificate of deposit with a face value of $500,000. During fiscal 2000 certain additional assets in the amount of $250,000 were pledged to the bank and the bank released $250,000 of the $500,000 certificate of deposit from the pledge. Accordingly, the certificate of deposit was reduced to $250,000. At the maturity date of March 22, 2000 the loan facility had been satisfied and the remaining $250,000 certificate of deposit was liquidated.


         Mortgage Notes Receivable Held for Sale

         At January 31, 2000 HomeAdd's net assets included mortgage notes receivable in the amount of $353,000, net of deferred loan fees of $20,000. This compares to mortgage notes receivable aggregating $1,705,000, net of deferred loan fees of $115,000 at August 31, 1999. The reduction in the amount of mortgage notes held during the first five months of fiscal 2000 resulted from HomeAdd's reluctance to originate mortgages without a stable secondary market to sell the mortgages and the lack of capital to hold the loans until their maturity. HomeAdd sold all of its outstanding loans during the seven months subsequent to January 31, 2000.

         Property and equipment

         At January 31, 2000 HomeAdd's net assets included furniture and equipment with an original cost of approximately $315,000 and net book value of $211,000. HomeAdd sold furniture and equipment having book value of approximately $187,000 for approximately $51,000 and gave furniture and equipment having net book value of approximately $24,000 in settlement of the July and August 2000 net rent aggregating approximately $12,000. Furniture and equipment having net book value of approximately $5,000 was retained for use by the Company.

         Leased Properties

         For a description of the Company's arrangements with respect to its current and prior lease obligations reference is made to Part I, Item 2. - "Description of Property," which is incorporated herein by this reference.

         Liquidation Period Financing

         The liquidation period began on February 1, 2000 and is expected to be completed by December 31, 2000. Proceeds from the sale of HomeAdd's mortgage notes receivable and the sale of HomeAdd's property and equipment were applied to the payment of HomeAdd's and the Company's liabilities. In addition to these proceeds, funds made available from the following debt facilities are available for use during the liquidation period.

                  During February 2000, Minor H. Mickel, the mother of Buck A. Mickel, President and Chief Executive Officer of the Company, loaned the Company $400,000 under the terms of an 8% convertible note payable on February 16, 2005. Under the terms of this debt, all principal and unpaid interest is convertible into the Company's common stock at the conversion rate of $.075 per share at the option of either the Company or the holder of the convertible note. Effective August 31, 2000, the entire principal amount of $400,000 plus all accrued interest aggregating $16,800 relating to the convertible note was converted into 5,557,333 shares of the Company's common stock. The Company issued previously unissued and unregistered stock to Mrs. Mickel.

         The Company used the proceeds of the $400,000 convertible note in part to pay off the Company's working capital line of credit with a bank in the amount of $150,000 and its $75,000 capital line of credit with another bank.

         During the year ended August 31, 1999, the Estate of Buck Mickel, the former Chairman of the Board and Chief Executive Officer of the Company (and Buck A. Mickel's father), loaned the Company $250,000 bearing interest at 8.5% per year payable quarterly. Proceeds from the loan were used for working capital and the principal is payable ten years from the date of the loan. During October 2000, the Company issued a note that is convertible into Common Stock of the Company in exchange for this debt.

         The Company has a $500,000 loan facility with a bank that expires on January 1, 2001. A corporation that is owned by the President and Chief Executive Officer, his mother and his two adult siblings has guaranteed payment of the loan and has pledged certain securities as collateral to the loan. At August 31, 2000 the outstanding principal balance payable under this $500,000 credit facility was $250,000.

         Adjustment to Liquidation Basis

         Because the Company decided in January 2000 that it should cease HomeAdd's existing business operations and sell substantially all of HomeAdd's operating assets, the Company has reported its financial position on the liquidation basis of accounting at August 31, 2000. In the liquidation basis of accounting, assets are valued at their net realizable value (rather than at their net historical cost), and liabilities include estimated costs associated with carrying out the sale of substantially all of the assets of HomeAdd.

         At February 1, 2000, in accordance with the liquidation basis of accounting, assets were restated to estimated realizable value net of estimated costs of sale, and liabilities were adjusted to include all estimated costs associated with carrying out the liquidation of HomeAdd. The total accruals and costs required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was $564,000. The adjustment to record the net amount realized from the property and equipment was $143,000. Additional costs of $421,000 were recorded to include additional expenses that the Company expected to incur during the period of liquidation through December 31, 2000. These costs include anticipated legal fees, accounting and auditing fees, salaries, lease payments that include the $60,000 paid to settle the HomeAdd lease through the expiration of its lease, insurance and other expenses that the Company expects to incur prior to December 31, 2000.

         At August 31, 2000, the statement of deficiency in net assets in liquidation included accrued expenses in the amount of $31,000 to record all known expenses incurred through August 31, 2000, but not yet paid. As of August 31, 2000 the Company's estimated costs to be incurred during the remaining period of liquidation in the amount of $99,000 were accrued. These costs include salaries and related costs of $34,000; legal, accounting, and other annual reporting costs of $20,000; interest expense of $16,000; taxes of $7,000 and various other administrative expenses of $22,000.

Historical Results of Operations

         Revenues were $753,000 during the five months ended January 31, 2000 as compared to $1,370,000 during the year ended August 31, 1999. Revenues consisted primarily of loan origination fees and gain from the sale of the loans made.

         Selling, general and administrative expenses were $1,187,000 during the first five months of fiscal 2000 as compared to $2,176,000 during fiscal 1999. These expenses include expenses incurred by HomeAdd of $1,057,000 during the five months ended January 31, 2000 as compared to $1,820,000 during the year ended August 31, 1999. The HomeAdd expenses primarily related to advertising, salaries, and various administrative expenses of HomeAdd. The remaining general and administrative expenses primarily consisted of salaries, legal, audit and other administrative expenses incurred by the Company. The expenses of fiscal 2000 as compared to fiscal 1999 included HomeAdd's attempt to increase the volume of its loan originations during the fiscal 2000 period when HomeAdd was experiencing increased difficulties in selling its loans.

         During fiscal year 2000 and 1999, net deferred tax benefits were not recorded relating to temporary differences since the Company is not assured that the resulting additional deferred tax assets will be realized.

         The gain on sale of real estate during the 1999 fiscal year of $71,000 related to the sale of the Company's real property from a previous discontinued operation that was located in Tampa, Florida. The property was sold during November 1997, but the uncollected portion of the gain was deferred until the proceeds from the sale were collected during fiscal 1999.

         HomeAdd offered HLTV Loans to certain qualified borrowers that permitted the loan proceeds to be used for debt consolidation and home improvements. Under the terms of these HLTV Loans, HomeAdd made loans secured by second mortgages in which the total loans outstanding on that property could be up to 125% of the estimated fair value of the real property. A qualified borrower was required to be a homeowner with acceptable levels of income and have an acceptable credit history. Substantially all of the loan volume during the five months ended January 31, 2000 and during fiscal 1999 consisted of HLTV Loans.

         During the third quarter of fiscal 1999 HomeAdd began offering loans that were secured by first mortgages. None of these mortgages were made until the fourth quarter. These loans could be up to 100% of the estimated fair value of the property.

         During fiscal 1999, HomeAdd was authorized to operate under the laws of South Carolina, North Carolina, Georgia, Kentucky, Connecticut, Delaware, Maryland, Massachusetts, Tennessee, and Florida. During fiscal 2000 HomeAdd was approved to operate under the banking laws of the additional states of Minnesota, Missouri, Oregon, Utah and Wisconsin.

         The Company sold substantially all of the loans it originated on a non-recourse basis in the secondary market. The non-recourse basis means that the Company represented that loans were properly documented and made in accordance with applicable lending criteria, but that the purchaser of the loans assumed the full credit risk. The Company's credit guidelines for its loans met the underwriting criteria of the loan purchasers. During the five months ended January 31, 2000, the Company made loans aggregating $9,300,000 as compared to loans aggregating $15,045,000 during the year ended August 31, 1999. All of the mortgage notes were sold in the secondary market.

         During fiscal 1999 the Company solicited loans in South Carolina, North Carolina, Georgia, Florida, Kentucky, Maryland, Connecticut and Delaware. In addition to the states listed above, the Company solicited loans in Massachusetts, Minnesota, Missouri, Oregon, Utah and Wisconsin during the first five months of fiscal 2000.

         Debt consolidation and home equity loan volume typically was not materially impacted by seasonal climate changes and, with the exception of slowdowns during the holiday and vacation seasons, tended to be relatively stable throughout the year.

         HomeAdd attempted to sell, on a non-recourse basis, all of its loans on the secondary market to wholesale buyers. HomeAdd did not have the capital that would be necessary to originate a significant volume of loans without promptly selling its loans on the secondary market. During the year ended August 31, 1999, many of the wholesale buyers in this industry, including certain of the buyers of HomeAdd's loans, announced that they will no longer purchase loans in the secondary market. During the year ended August 31, 1999, the Company sold approximately 84% of its loans to a federal bank in California. During fiscal 2000 this bank reduced the number of loans that it would buy, which caused increased difficulties for HomeAdd in selling its loans. Although HomeAdd sought to replace the bank in California with other purchasers of mortgages and to operate profitably, it was unable to do so.

         This adverse change in the number of wholesale buyers reduced the competition in the secondary market and reduced the amount of gain that HomeAdd realized on its loans during the fiscal 1999 year. Adverse changes in the secondary market materially impaired HomeAdd's ability to originate and sell loans on a favorable or timely basis. Delays in the sale of a loan pool beyond a quarter-end could result in greater losses for such quarter. The difficulties that HomeAdd experienced in selling its loans on the secondary market during the first five months of fiscal 2000 materially impaired its ability to grow and its results of operations and financial condition were materially adversely affected.

         During fiscal 1999 HomeAdd generated substantially all its business through direct mail and telemarketing solicitations. During the first five months of fiscal 2000 HomeAdd generated its business through telemarketing solicitations and began receiving leads generated from the Internet.

         The Company experienced the effects of higher credit standards in the resale market for its loans during the first five months of fiscal 2000. This was caused by an investor market that was becoming more conservative and also by banking regulators that were exercising a greater degree of oversight over the federal banks that were purchasing HomeAdd's products in the secondary market. These factors resulted in higher credit requirements for its customers and reduced premiums that the Company was able to receive on the sale of its loans. This had an adverse effect on the loan origination volume and profitability on the loans originated during the first five months of fiscal 2000.

Liquidity and Capital Resources

         Anticipated Liquidity Requirements

         Certain of the Company's shareholders have advanced funds and guaranteed debt under the debt arrangements as discussed below under "Debt Arrangements". At August 31, 2000, the Company's liabilities, including estimated costs during the remaining period of liquidation, exceeded the net realizable value of its assets by $595,000. The Company has no assurance that its debt arrangements will be available to allow it to pay its liabilities during its liquidation period.

         Cash and Cash Equivalents

         The Company had cash and cash equivalents in the amount of $20,000 as of August 31, 2000. The Company earned $12,000 and $30,000 on its cash and cash equivalents and the restricted investment described in the following paragraph during the five months ended January 31, 2000 and during the year ended August 31, 1999, respectively.

         Restricted Investment

         At August 31, 1999 the Company was required, as described below under "Debt Arrangements", to maintain an investment in HomeAdd of $500,000. In compliance with this agreement, at August 31, 1999, the assets of the Company included a certificate of deposit with a face value of $500,000. During fiscal 2000 certain additional assets in the amount of $250,000 were pledged to the bank and the bank released $250,000 of the $500,000 certificate of deposit from the pledge. Accordingly, the certificate of deposit was reduced to $250,000. At the maturity date of March 22, 2000 the loan facility had been satisfied and the remaining $250,000 certificate of deposit was liquidated.

         Debt Arrangements

         HomeAdd financed loans to its customers with borrowings from a warehouse line of credit with a bank in the amount of $1,500,000. The loans made to third parties by HomeAdd were collateral for this line of credit. This line of credit bore interest at the bank's prime rate. Under the terms of the agreement the aggregate amount outstanding on the line of credit could not exceed 90% of the aggregate amount of customer loans disbursed and outstanding by HomeAdd. Also, HomeAdd was required to repay any advances within 25 days of the date of the advance and HomeAdd was required to maintain tangible net worth of at least $500,000. The bank also required that this tangible net worth include certain specified assets with maturity of five years or less in the amount of $250,000 and that certain additional specified assets be pledged to the bank in the amount of $250,000. This bank line was satisfied during fiscal 2000.

         Effective April 30, 1999, the Company executed a $500,000 loan agreement with a bank. This credit facility bears interest at the prime rate of the bank. The loan is payable on demand of the bank or in any event on January 1, 2001. A corporation that is owned by the President and Chief Executive Officer, his mother and his two adult siblings has guaranteed payment of the loan and has pledged certain securities as collateral to the loan.

         During the year ended August 31, 1999, the Estate of Buck Mickel, the former Chairman of the Board and Chief Executive Officer of the Company, loaned the Company $250,000 bearing interest at 8.5% per year payable quarterly. Proceeds from the loan were used for working capital and the principal is payable ten years from the date of the loan. During March 2000, the loan was transferred from the Estate of Buck Mickel to Minor H. Mickel, the widow of Buck Mickel. During October 2000, the Company issued a note that is convertible into Common Stock of the Company in exchange for this debt.

         Year 2000

         The Company successfully addressed the Year 2000 issue through implementation of a systematic, disciplined plan. The Company did not incur any substantive Year 2000 costs and is not aware of any negative consequences involving the Company itself, its vendors, or its customers as a result of the Y2K issue.

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

10.1.4 Amendment No. 5 to Stock Option Plan: Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on December 30, 1999 (Commission File No. 333-72101).

*10.2     RSI  Holdings,   Inc.   Incentive  Stock  Award  Plan,   including  an
          amendment: Incorporated by reference to Exhibit 10.8 to the 1990 Form 10-K.

*10.2.1 Amendment to Incentive Stock Award Plan: Incorporated by reference to Exhibit 10.8.1 to the 1992 Form 10-K.

*10.3 Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of July 2, 1997: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No. 0-18091.

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

*10.7 Stock Option Agreement by and between the Registrant and C. C. Guy dated as of August 18, 1999: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1999, File No. 0-18091.

*10.8 Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of August 18, 1999: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1999, File No. 0-18091.

*10.9 Stock Option Agreement by and between the Registrant and C. Thomas Wyche dated as of August 18, 1999: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1999, File No. 0-18091.

10.10 Subordinated Promissory Notes numbered 1 through 25 issued by RSI Holdings, Inc. payable to the order of the Estate of Buck Mickel. The terms of each Note are identical to those set forth in the exhibit except as to the date of the Note and the date of the first interest payment, which are as set forth in the accompanying schedule:
          Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended November 30, 1998, File No. 0-18091.

10.11 Extension Letter dated December 27, 1999 by and between the Company and First Union National Bank: Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended November 30, 1999, File No. 0-18091.

10.12     Convertible  note  issued by the Company  payable to Minor H.  Mickel:
          Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended February 29, 2000, File No. 0-18091.

10.13 Promissory note dated July 12, 2000 by and between the Company and First Union National Bank, together with related documents.

10.14 Lease Agreement by and between Hewitt Coleman Companies, Inc., Lessor and HomeAdd Financial Corporation, Lessee dated August 4, 1997:
          Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No. 0-18091.

10.14.1 First Amendment to Lease Agreement by and between Hewitt Coleman Companies, Inc., Lessor and HomeAdd Financial Corporation, Lessee dated July 7, 1998: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1998, File No. 0-18091.

10.15 Convertible note dated October 10, 2000 issued by the Company payable to Minor H. Mickel.

21.       Subsidiaries of the Registrant.

23.       Consent of Independent Certified Public Accountants.

27.       Financial Data Schedule (For SEC use only)

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 13 of Form 10-KSB.

          (b)      Reports on Form 8-K:

                   None.

                                   SIGNATURES




In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RSI HOLDINGS, INC.                                                     TITLE


/s/ Buck A. Mickel                   November 29, 2000       President and Chief
--------------------------               (Date)              Executive Officer
Buck A. Mickel                                              (Principal Executive
                                                                   Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Buck A. Mickel                   November 29, 2000       Director, President
---------------------------                (Date)            and Chief Executive
Buck A. Mickel                                                       Officer
                                                            (Principal Executive
                                                                     Officer)


/s/ C. C. Guy                        November 29, 2000       Director
----------------------------            (Date)
C. C. Guy


/s/ Charles M. Bolt                  November 29, 2000       Director
----------------------------             (Date)
Charles M. Bolt



/s/ Joe F. Ogburn                    November 29, 2000       Vice President and
-----------------------------             (Date)             Treasurer
Joe F. Ogburn                                           (Principal Financial and
                                                            Accounting Officer)

                          Annual Report on Form 10-KSB

                   Item 7, Item 14(a)(1) and (2), (c) and (d)

                          List of Financial Statements

                              Financial Statements

                           Year ended August 31, 2000

                               RSI Holdings, Inc.

                           Greenville, South Carolina

                               RSI HOLDINGS, INC.

                        Form 10-KSB-Item 14(a)(1) and (2)

                          Index of Financial Statements


The following consolidated financial statements of RSI Holdings, Inc. are included in Item 7:

     Consolidated statement of deficiency in net assets in liquidation - August 31, 2000

     Consolidated statement of changes in net assets in liquidation - Period from February 1, 2000 through August 31, 2000

     Consolidated statements of operations - For the five months ended January 31, 2000 and year ended August 31, 1999

     Consolidated statements of shareholders' equity - Five months ended January 31, 2000 and year ended August 31, 1999

     Consolidated statements of cash flows - For the five months ended January 31, 2000 and year ended August 31, 1999

     Notes to consolidated financial statements - August 31, 2000

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
RSI Holdings, Inc.
Greenville, South Carolina

         We have audited the consolidated statement of net assets in liquidation of RSI Holdings, Inc. and Subsidiaries as of August 31, 2000 and the related consolidated statement of changes in net assets in liquidation for the period from February 1, 2000 to August 31, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the five months from September 1, 1999 to January 31, 2000 and for the year ended August 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As described in Note 2 to the consolidated financial statements, the shareholders of RSI Holdings, Inc. approved a plan of liquidation on January 31, 2000, and the Company began liquidation shortly thereafter. As a result, the Company changed its basis of accounting for periods after January 31, 2000, from the going concern basis to the liquidation basis.

         In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of RSI Holdings, Inc. and Subsidiaries as of August 31, 2000, and the related consolidated changes in net assets in liquidation for the five months then ended, and the consolidated results of operations, shareholders' deficit, and cash flows for the period from September 1, 1999 to January 31, 2000, and for the year ended August 31, 1999 in conformity with generally accepted accounting principles applied on the bases of accounting described in the preceding paragraph.

                                          /s/  Elliott, Davis & Company, LLP


Elliott, Davis & Company, L.L.P.
Greenville, South Carolina
November 17, 2000


                               RSI HOLDINGS, INC.
        CONSOLIDATED STATEMENT OF DEFICIENCY IN NET ASSETS IN LIQUIDATION
                                 AUGUST 31, 2000


                                     ASSETS


    Cash                                                                      $        20,000
    Accounts receivable                                                                 9,000
    Property and equipment                                                             11,000
                                                                              ---------------

                                                                                       40,000

                                   LIABILITIES

    Accounts payable                                                                    5,000
    Note payable - bank                                                               250,000
    Notes payable to a shareholder                                                    250,000
    Accrued expenses and other liabilities                                             31,000
    Estimated costs during the remaining period of liquidation                         99,000
                                                                              ---------------

                                                                                      635,000
                                                                              ---------------
    Deficiency in net assets                                                  $     (595,000)
                                                                              ===============
























       The accompanying notes are an integral part of this consolidated financial statement.



                               RSI HOLDINGS, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              PERIOD FROM FEBRUARY 1, 2000 THROUGH AUGUST 31, 2000







Shareholders' deficit at February 1, 2000                                       $  (448,000)

Activity that provided net assets:
     Conversion of debt to common stock                                             417,000

Accruals and activities that used net assets:
     Adjustment of property and equipment to estimated net realizable value         143,000
     Compensation and related expenses                                              146,000
     Interest expense                                                                58,000
     Professional fees                                                               39,000
     Rent                                                                           132,000
     Other                                                                           46,000
                                                                                  ----------

         Total accruals and costs during period of liquidation                     (564,000)
                                                                                   ---------


Deficiency in net assets in liquidation at August 31, 2000                      $ (595,000)
                                                                                ===========























The accompanying notes are an integral part of this consolidated financial statement.



                                                       RSI HOLDINGS, INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE FIVE MONTHS ENDED JANUARY 31, 2000 and YEAR ENDED AUGUST 31, 1999




                                                                                               2000                1999
                                                                                       -----------------   ------------------


REVENUES
    Origination fees                                                                   $         648,000   $     1,126,000
    Gain on sale of loans                                                                        105,000           244,000
                                                                                       -----------------   ---------------
       Total revenues                                                                            753,000         1,370,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                   1,187,000         2,176,000
                                                                                       -----------------   ---------------
       Loss from operations                                                                    (434,000)          (806,000)
                                                                                       ----------------    ---------------

OTHER INCOME (EXPENSES)
    Interest income                                                                               91,000           118,000
    Gain on sale of real estate                                                                        -            71,000
    Other                                                                                              -             1,000
    Interest expense                                                                             (51,000)          (63,000)
                                                                                       ------------------  ---------------
       Total other income                                                                         40,000           127,000
                                                                                       -----------------   ---------------
       Net loss before income taxes                                                             (394,000)         (679,000)
       Income taxes                                                                                    -                 -
                                                                                       -----------------   ---------------

NET LOSS                                                                               $        (394,000)  $      (679,000)
                                                                                       =================   ===============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                          $            (.05)  $          (.09)
                                                                                       =================   ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                  7,905,914         7,903,219
                                                                                       =================   ===============
















       The accompanying notes are an integral part of these consolidated financial statements.



                               RSI HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    For the five months ended January 31, 2000 and year ended August 31, 1999



                                                                            Additional
                                                 Common stock                 paid-in       Retained
                                            Shares         Amount             capital        deficit             Total


BALANCE, AUGUST 31, 1998                    7,900,822   $       79,000   $   3,776,000   $   (3,231,000)   $       624,000

    Proceeds from stock options
       exercised                                2,500                -           1,000                -              1,000
    Net loss                                        -                -               -         (679,000)          (679,000)
                                          -----------   --------------   -------------   --------------    ---------------

BALANCE, AUGUST 31, 1999                    7,903,322           79,000       3,777,000       (3,910,000)          (54,000)

    Net loss                                        -                -               -         (394,000)          (394,000)
                                          -----------   --------------   -------------   --------------    ---------------

BALANCE, JANUARY 31, 2000                   7,903,322   $       79,000   $   3,777,000   $   (4,304,000)   $      (448,000)
                                          ===========   ==============   =============   ==============    ===============




























          The accompanying notes are an integral part of these consolidated financial statements.


                               RSI HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE FIVE MONTHS ENDED JANUARY 31, 2000 and YEAR ENDED AUGUST 31, 1999




                                                                                               2000                  1999
                                                                                          --------------         -----------

OPERATING ACTIVITIES
    Net loss                                                                           $      (394,000)    $      (679,000)
    Adjustments to reconcile net loss to net
       cash provided by (used for) operating activities
       Depreciation and amortization                                                             24,000             55,000
       Gain on sale of property and equipment                                                        -             (71,000)
       Changes in operating assets and liabilities
           Mortgage notes receivable                                                          1,352,000           (853,000)
           Prepaid expenses and other                                                            70,000            (55,000)
           Accounts payable, accrued expenses and other liabilities                             (7,000)              36,000
                                                                                       ----------------    ----------------
              Net cash provided by (used for) operating activities                            1,045,000        (1,567,000)
                                                                                       ----------------    --------------
INVESTING ACTIVITIES
    Proceeds from sale of property and equipment                                                      -             85,000
    Reduction of certificate of deposit                                                         250,000                  -
    Purchase of property and equipment                                                          (40,000)           (72,000)
                                                                                       -----------------   ----------------

              Net cash provided by investing activities                                         210,000             13,000
                                                                                       ----------------    ---------------
FINANCING ACTIVITIES
    Advances under bank lines of credit                                                       6,308,000         12,980,000
    Payments on bank lines of credit                                                         (7,319,000)       (11,686,000)
    Proceeds from long-term notes payable                                                             -            250,000
    Payment of deferred compensation                                                            (25,000)           (60,000)
    Other                                                                                         1,000                  -
                                                                                       -----------------   ---------------
              Net cash (used for) provided by financing activities                           (1,035,000)         1,484,000
                                                                                       -----------------   ---------------
              Net increase (decrease) in cash                                                   220,000           (70,000)

CASH, BEGINNING OF PERIOD                                                                        23,000             93,000
                                                                                       ----------------    ---------------
CASH, END OF PERIOD                                                                    $        243,000    $        23,000
                                                                                       ================    ===============


CASH PAID FOR
    Interest                                                                           $         52,000    $        58,000
                                                                                       ================    ===============
    Income taxes                                                                       $              -    $             -
                                                                                       ================    ===============




           The accompanying notes are an integral part of these consolidated financial statements.

                               RSI HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - NATURE OF OPERATIONS AND BASIS OF ACCOUNTING
-----------------------------------------------------

The Company and its principal operating subsidiary, HomeAdd Financial Corporation and its wholly-owned subsidiary, HomeAdd Financial Services Corporation (collectively referred to as HomeAdd), were primarily engaged in the business of originating and selling second mortgage residential loans. The funds for these loans were obtained principally through the utilization of a bank line of credit.

HomeAdd sold more than 90% of its loans to a single federal bank in California during the months from January 1999 through August 1999. During the first five months of fiscal year 2000 this bank reduced the number of loans that it would buy, which caused increased difficulties for HomeAdd in selling its loans. Although HomeAdd sought to replace the bank in California with other purchasers of mortgages and to operate profitably, it was unable to do so.

The Company had experienced significant recurring losses and had working capital deficiencies. Because of the increased difficulties of HomeAdd in selling its loans as described above, the Company decided to cease all of HomeAdd's business operations effective January 31, 2000.

BASIS OF PRESENTATION

As a result of the decision to cease all of HomeAdd's business operations, the Company changed its basis of accounting for its financial statements as of January 31, 2000 from the going concern basis of accounting to the liquidation basis of accounting in accordance with generally accepted accounting principles. Consequently, assets have been valued at estimated net realizable values and liabilities are presented at their estimated settlement amounts, including costs associated with carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and are based upon management's estimates as of August 31, 2000. Differences between the revalued amounts and actual cash transactions will be recognized in the year they can be determined.

USE OF ESTIMATES

The preparation of the financial statements of the Company in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

NOTE 2 - PLAN OF LIQUIDATION
----------------------------

Effective with the decision to cease all of HomeAdd's operations, the Company began the orderly liquidation of the assets of HomeAdd and the settlement of it liabilities. The Company has been successful in selling substantially all the assets of HomeAdd and in settling the known obligations of HomeAdd. The Company currently anticipates that it will complete the liquidation of HomeAdd by its target date of December 31, 2000.

The Company expects that the deficiency in net assets will be personally funded by loans either directly with or guaranteed by the President and Chief Executive Officer of the Company and other members of his family (all major shareholders). The Company anticipates that the amounts that are personally funded will ultimately be converted into common stock of the Company. The Company anticipates that no material assets of the Company will remain at the end of the liquidation period. Although the Company intends to look for other business opportunities, it cannot determine at this time what, if any, future business activities it may engage in.

NOTE 3 - NOTES PAYABLE
----------------------


Bank line of credit in the amount of $500,000  with  interest due monthly at the bank's prime rate (9.5 percent at August 31, 2000) and principal due in full on demand but no later than January 1, 2001. A corporation  that is owned by the President and Chief Executive Officer of the Company, his mother and two adult  siblings has guaranteed  payment of the loan and has pledged  certain
    securities as collateral to the loan.                                                        250,000

Unsecured  notes  payable  to the widow of the former  chairman  of the Board of
    Directors of the Company with  interest  due  quarterly at 8.5 percent.  The principal  is due ten years from the date of the notes.  The notes are dated from October 15, 1998 to December 15, 1998. During October 2000, the Company
    issued a note that is  convertible  at the option of the holder  into Common
    Stock of the Company in exchange for this debt.                                              250,000
                                                                                            ------------

                                                                                            $    500,000
                                                                                            ------------


     The Company incurred interest cost as follows during the first five months of fiscal 2000 and during the entire fiscal 1999 year.

                                                                                                2000         1999
                                                                                             --------     --------

    Arrangements in connection with loan facilities with banks                               $ 41,000     $ 41,000
    Notes payable to the estate of the former chairman of the Board of Directors                9,000       16,000
    Deferred compensation                                                                       1,000        6,000
                                                                                            ----------   ---------

                                                                                            $  51,000     $ 63,000
                                                                                            =========     ========








NOTE 4 - STOCK OPTION PLAN
--------------------------

             On November 15, 1991, the Company adopted a Stock Option Plan that authorizes the Board of Directors to grant options of up to 250,000 shares of the Company's common stock. On January 27, 2000, January 21, 1999 and January 15, 1998, the shareholders of the Company approved increases in the aggregate number of shares issuable in the Stock Option Plan in the amount of 500,000 on each of these dates. Accordingly, the Board of Directors is authorized to grant options of up to 1,750,000 shares of the Company's common stock. As of August 31, 2000, 555,000 shares (net of 755,000 shares forfeited) have been awarded to plan participants.

             The Company also has an informal stock option plan under which stock options can be granted to certain non-employee officers and directors. Under this plan 110,000 options have been granted.

             All options under the plans were granted at not less than fair market value at dates of grant. Stock option transactions during the two years ended August 31 were as follows:


                                                                                                2000             1999
                                                                                          --------------   -------------

Options outstanding at September 1                                                             1,347,500         745,000
Options granted                                                                                        -         670,000
Options exercised                                                                                 (4,166)         (2,500)
Options forfeited                                                                               (690,000)        (65,000)
                                                                                          --------------   --------------
Options outstanding at August 31                                                                 653,334       1,347,500
                                                                                          ==============   =============
Options exercisable at August 31                                                                 357,500         342,500
                                                                                          ==============   =============


                                                                                                2000             1999
                                                                                        ----------------   -------------
Outstanding options issued under Stock Option Plan at August 31                                  543,334       1,237,500
                                                                                        ================   ==============

Outstanding options issued under informal Stock Option Plan                                      110,000         110,000
                                                                                        ================   ==============

Options available for grant under Stock Option Plan at August 31                               1,195,000           5,000
                                                                                        ================   ==============
Option price ranges per share:
   Granted                                                                                             -   $0.05 - $0.11
   Exercised                                                                            $0.19 - $0.375     $0.375
   Forfeited                                                                            $0.05 - $0.375     $0.19 - $0.375
Weighted average option price per share:
   Granted                                                                                           -            $0.073
   Exercised                                                                                    $0.301            $0.375
   Forfeited                                                                                    $0.150            $0.218
   Outstanding at August 31                                                                     $0.129            $0.140

             The options at August 31, 2000 had a weighted average remaining contractual life of approximately 6.5 years. There were 357,500 options currently exercisable with options prices ranging from $0.05 to $0.375 with a weighted average exercise price of $0.16.

             The Company also has an Incentive Award Plan that authorizes the Board of Directors to grant up to 250,000 shares to key management employees. At August 31, 2000 there were no shares granted under the Incentive Award Plan.

NOTE 5 - INCOME TAXES
---------------------

             During fiscal 2000, net deferred tax benefits were not recorded relating to temporary differences since the Company is not assured that the resulting additional deferred tax assets will be realized. Significant components of the Company's deferred tax assets and liabilities are as follows:

    ASSETS
       Net operating loss carryforward                           $     4,596,000
       Other                                                              36,000
                                                                 ---------------
                                                                       4,632,000
       Valuation allowance                                             4,630,000
                                                                 ---------------
       Deferred tax assets                                                 2,000
    LIABILITIES
       Depreciation                                                        2,000
                                                                 ---------------
       Net deferred taxes                                        $             -
                                                                 ===============

             At August 31, 2000, the Company has net operating loss carryforwards available for income tax purposes of approximately $12,400,000. Such carryforwards expire in 2006 through 2020. The Company's ability to use its existing net operating loss carryforward may be jeopardized or lost if the Company undergoes an "ownership change" as defined by the Internal Revenue Code.

             The valuation allowance increased $323,000, net during 2000 due to the uncertainty of the Company's ability to generate taxable income and realize the benefits of deferred tax assets.

NOTE 6 - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------------------------

             Selling, general and administrative expenses consisted of the following for the five months ended January 31, 2000 and for the year ended August 31, 1999:
                                                             2000        1999
                                                       -------------   ---------

    Salaries, wages and benefits                       $     544,000  $  924,000
    Advertising                                              318,000     654,000
    Legal and professional                                     7,000     134,000
    Rent                                                      47,000     108,000
    Underwriting and loan closing                            117,000      84,000
    Telephone and utilities                                   37,000      61,000
    Depreciation                                              24,000      47,000
    Other                                                     93,000     164,000
                                                       -------------  ----------

                                                       $   1,187,000  $2,176,000
                                                       =============  ==========

NOTE 7 - AFFILIATED PARTY TRANSACTIONS
--------------------------------------

             The secretary of the Company is a member of a law firm that represents the Company. Legal fees for services rendered by this firm to the Company amounted to approximately $6,000 during the five months ended January 31, 2000 and $21,000 during the 1999 fiscal year. Legal fees for services rendered by this firm to the Company during the liquidation period beginning February 1, 2000 through August 31, 2000 amounted to approximately $7,000. (See
Note 3 concerning notes payable with affiliated parties).

             The Company leases its principal executive offices under a month-to-month lease arrangement from a corporation that is owned by the President, Chief Executive Officer and a director of the Company and his two adult siblings. Under the lease arrangement, the monthly rent was $2,250 during the months of September 1999 through March 2000 and during the fiscal year ended August 31, 1999. The rent was reduced during the months of April 2000 through August 2000 to $1,500 each month.

NOTE 8 - CONTINGENCIES
----------------------

             Loans sold subject to recourse at August 31, 2000 totaled approximately $199,000. The Company may be required to repurchase these loans if certain criteria are not met. These recourse obligations include $96,000 that expired subsequent to August 31, 2000 and $103,000 will expire by May 2002.

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

10.1.4 Amendment No. 5 to Stock Option Plan: Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on December 30, 1999 (Commission File No. 333-72101).

*10.2     RSI  Holdings,   Inc.   Incentive  Stock  Award  Plan,   including  an
          amendment: Incorporated by reference to Exhibit 10.8 to the 1990 Form 10-K.

*10.2.1 Amendment to Incentive Stock Award Plan: Incorporated by reference to Exhibit 10.8.1 to the 1992 Form 10-K.

*10.3 Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of July 2, 1997: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No. 0-18091.

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

*10.7 Stock Option Agreement by and between the Registrant and C. C. Guy dated as of August 18, 1999: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1999, File No. 0-18091.

*10.8 Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of August 18, 1999: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1999, File No. 0-18091.

*10.9 Stock Option Agreement by and between the Registrant and C. Thomas Wyche dated as of August 18, 1999: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1999, File No. 0-18091.

10.10 Subordinated Promissory Notes numbered 1 through 25 issued by RSI Holdings, Inc. payable to the order of the Estate of Buck Mickel. The terms of each Note are identical to those set forth in the exhibit except as to the date of the Note and the date of the first interest payment, which are as set forth in the accompanying schedule:
          Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended November 30, 1998, File No. 0-18091.

10.11 Extension Letter dated December 27, 1999 by and between the Company and First Union National Bank: Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended November 30, 1999, File No. 0-18091.

10.12     Convertible  note  issued by the Company  payable to Minor H.  Mickel:
          Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended February 29, 2000, File No. 0-18091.

10.13 Promissory note dated July 12, 2000 by and between the Company and First Union National Bank, together with related documents.

10.14 Lease Agreement by and between Hewitt Coleman Companies, Inc., Lessor and HomeAdd Financial Corporation, Lessee dated August 4, 1997:
          Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1997, File No. 0-18091.

10.14.1 First Amendment to Lease Agreement by and between Hewitt Coleman Companies, Inc., Lessor and HomeAdd Financial Corporation, Lessee dated July 7, 1998: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 1998, File No. 0-18091.

10.15 Convertible note dated October 10, 2000 issued by the Company payable to Minor H. Mickel.

21.       Subsidiaries of the Registrant.

24.       Consent of Independent Certified Public Accountants.

27.       Financial Data Schedule (For SEC use only)


* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 13 of Form 10-KSB.