Form 10QSB
period 2000-11-30
RSI HOLDINGS INC
filed 2001-01-12
CIK 853697

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10 - QSB

        (MARK ONE)

  X    Quarterly Report pursuant to Section 13 or 15(d) of the
----
           Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2000 or
                               -----------------
       Transition Report pursuant to Section 13 or 15(d) of the
----
       Securities Exchange Act of 1934

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

Common Stock, $.01 Par Value - 16,798,154 shares outstanding as of January 05, 2000

         Transitional Small Business Disclosure Format (check one):
         Yes          No   X
             -------    -------

                                      INDEX


                               RSI HOLDINGS, INC.




PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated statement of deficiency in net assets
     in liquidation  -- November 30, 2000                                    1

     Condensed consolidated statement of changes in net assets in
     liquidation - Three Months ended November 30, 2000                      2

     Condensed consolidated statement of operations - Three
     Months ended November 30, 1999                                          3

     Condensed consolidated statement of cash flows - Three
     Months ended November 30, 1999                                          4

     Notes to condensed consolidated financial statements --
     November 30, 2000                                                       5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 6

PART II. OTHER INFORMATION                                                   8

Item 1.  Legal Proceedings                                                   8

Item 2.  Changes in Securities                                               8

Item 3.  Defaults upon senior securities                                     8

Item 4.  Submission of Matters to a Vote of Security Holders                 8

Item 5.  Other Information                                                   8

Item 6.  Exhibits and Reports on Form 8-K                                    8

SIGNATURES                                                                   9

                               RSI Holdings, Inc.
          Condensed Consolidated Statement of Deficiency in Net Assets
                           in Liquidation (Unaudited)
                                November 30, 2000


Assets

     Cash                                                            $    7,000
     Accounts receivable                                                  3,000
     Property and equipment                                              11,000
                                                                    -----------
                                                                    $    21,000
                                                                    ===========
Liabilities

     Accounts payable                                               $    16,000
     Accrued expenses                                                    25,000
     Note payable - bank                                                280,000
     Convertible note payable                                           250,000
     Estimated costs during the remaining period of liquidation          45,000
                                                                    -----------
                                                                        616,000
                                                                    -----------
Deficiency in net assets                                              $(595,000)
                                                                    ===========




















See accompanying notes.

                               RSI Holdings, Inc.
            Condensed Consolidated Statement of Changes in Net Assets
                                 in Liquidation
                                  (Unaudited)
                      Three Months ended November 30, 2000





Deficiency in net assets in liquidation at September 1, 2000       $   (595,000)

Accruals and costs during period:
     None                                                                     0
                                                                    -----------
Deficiency in net assets in liquidation at November 30, 2000          $(595,000)
                                                                    ===========



























See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)
                      Three Months ended November 30, 1999




Revenues:
     Origination fees                                              $  402,000
     Gain on sale of loans                                             80,000
                                                                    ---------
         Total revenues                                            $  482,000


Expenses
     Selling, general and administrative                              759,000
                                                                     --------
          Loss from operations                                       (277,000)

Other income (expense)
     Interest income                                                   52,000
     Interest expense                                                 (33,000)
                                                                     --------
         Total other income (expense)                                  19,000
                                                                     --------
Net loss                                                           $ (258,000)
                                                                   ==========

Net loss per share - basic and diluted                                 $ (.03)
                                                                   ==========

Weighted average number of shares outstanding                       7,904,979
                                                                   ==========




The Company changed its accounting presentation to the liquidation basis of accounting from the going concern basis of accounting effective January 31, 2000. Consequently, there were no operations to report during the three months ended November 30, 2000.










See accompanying notes.

                               RSI Holdings, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                      Three Months ended November 30, 1999








Cash (used in) operating activities                                $   (902,000)

Investing activities
     Purchase of equipment                                              (28,000)
                                                                     ----------
Net cash (used in) investing activities                                 (28,000)
                                                                     ----------
Financing activities
     Advances under bank lines of credit                              4,301,000
     Payments on bank line of credit                                 (3,363,000)
     Payment of deferred compensation                                   (15,000)
     Other                                                                1,000
                                                                    -----------
Net cash provided by financing activities                               924,000
                                                                    -----------
(Decrease) in cash and cash equivalents                                  (6,000)

Cash and cash equivalents at beginning of year                           23,000
                                                                    -----------
Cash and cash equivalents at end of quarter                         $    17,000
                                                                    ===========























See accompanying notes.

RSI Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A - Basis of Presentation

As of January 31, 2000, RSI Holdings, Inc. (the "Company") adopted the liquidation basis of accounting. The Company's wholly-owned subsidiary, HomeAdd Financial Corporation ("HomeAdd") had experienced significant recurring losses and had working capital deficiencies. Because of the increased difficulties of HomeAdd in selling its loans, the Company decided to cease all of HomeAdd's business operations effective January 31, 2000. The Company presently has no material net assets. Although the Company intends to look for other business opportunities, it cannot determine at this time what, if any, future business activities it may engage in.

As a result of the decision to cease all of HomeAdd's business operation, the Company changed its basis of accounting for its financial statements as of January 31, 2000 from the going concern basis of accounting to the liquidation basis of accounting in accordance with generally accepted accounting principles. Consequently, assets were valued at estimated net realizable value and liabilities were presented at their estimated settlement amounts, including costs associated with carrying out the liquidation. The Company accrued the costs that it estimates will be incurred during the liquidation period of February 1, 2000 through December 31, 2000. All of HomeAdd's assets have now been sold and substantially all of HomeAdd's known liabilities have been settled. The Company is presently looking for other business opportunities.

The  accompanying  unaudited  condensed  consolidated  financial  statements  at
November 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2000.

Note B - Convertible Note Payable

On October 10, 2000 the Company issued a convertible note payable in the amount of $250,000 bearing interest at 8.5% per year and due on October 10, 2005. This convertible note was issued in exchange for an unsecured note payable to the widow of the former chairman of the Board of Directors of the Company. All principal and unpaid interest are convertible into the Company's common stock at the conversion rate of $.075 per share at the option of the Company or the holder of the convertible note. On January 4, 2001, this note was converted into 3,333,333 shares of the Company's Common Stock.

On December 20, 2000, the Company issued a convertible note payable in the amount of $500,000 to the widow of the former Chairman of the Board of the Company. Proceeds from this $500,000 was used to pay the outstanding balance of a note payable to a bank in the amount of $295,000 and the remaining $205,000 is available to be used for working capital.

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

Results of Operations

         As described in Note A to its unaudited Condensed Consolidated Financial Statements included above, the Company changed its basis of accounting for its financial statements at January 31, 2000 from the going concern basis of accounting to the liquidation basis of accounting in accordance with generally accepted accounting principles. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including costs associated with carrying out the liquidation. The Company presently has no material net assets. Although the Company intends to look for other business opportunities, it cannot determine at this time what, if any, future business activities it may engage in.

         The Company completed its liquidation period on December 31, 2000. At November 30, 2000, the statement of deficiency in net assets in liquidation included accrued expenses in the amount of $25,000 to record all known expenses incurred through November 30, 2000, but not yet paid. As of November 30, 2000 the Company's estimated costs to be incurred during the remaining period of liquidation in the amount of $45,000 were accrued. These costs to be incurred during the liquidation period include salaries and related costs of $11,000; legal, accounting and other annual reporting costs of $17,000, rent expense of $4,000 interest expense of $4,000 and other costs of $9,000. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and are based upon management's estimates as of November 30, 2000.

Liquidity and Capital Resources

        Anticipated Liquidity Requirements

        Certain of the Company's shareholders have advanced funds and guaranteed debt under the debt arrangements as discussed below under "Debt Arrangements". At November 30, 2000, the Company's liabilities, including estimated costs during the remaining period of liquidation, exceeded the net realizable value of its assets by $595,000.

        On October 10, 2000, the Company issued a convertible note payable in the amount of $250,000 in exchange for an unsecured note payable to the widow of the former Chairman of the Board of Directors of the Company. On January 4, 2001, the holder of the convertible note exerised her conversion option, and the Company issued 3,333,333 shares of its Common Stock to her.

        On December 20, 2000, the widow of the former Chairman of the Board and the mother of the President and Chief Executive Officer of the Company loaned the Company $500,000 under the terms of a convertible note payable. Proceeds from this loan was used to pay the outstanding balance of the line of credit with a bank and the amount remaining after payment of the line of credit is available for use as working capital.

        Cash and Cash Equivalents

        The Company had cash and cash equivalents in the amount of $7,000 as of November 30, 2000.

        Debt Arrangements

        The Company has the following debt arrangements. None of the Company's assets have been pledged under these debt arrangements.

        At November 30, 2000, the outstanding balance was $280,000 on the Company's $500,000 loan facility with a bank. This credit facility was payable on demand or in any event on January 1, 2001. A corporation that is owned by the President and Chief Executive Officer, his mother and his two adult siblings has guaranteed payment of the loan and has pledged certain securities as collateral to the loan. On December 20, 2000, this credit facility was paid from proceeds of a $500,000 loan from Minor H. Mickel, the mother of the President and Chief Executive officer of the Company. The Company issued a note that is convertible into Common Stock of the Company at $.075 per share in exchange for this debt.

        On October 10, 2000, the Company issued a note in the amount of $250,000 bearing interest at 8.5% that was convertible into Common Stock of the Company at $.075 per share. This convertible note was issued in exchange for a note that was originally payable to the Estate of Buck Mickel, the former Chief Executive Officer of the Company. On January 4, 2001, this note was converted into 3,333,333 shares of the Company's Common Stock as described above under "Anticipated Liquidity Requirements".

PART II.  Other information

ITEM 1.   LEGAL PROCEEDINGS*

ITEM 2.   CHANGES IN SECURITIES*

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES*

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*

ITEM 5.   OTHER INFORMATION*

*Items 1, 2, 3, 4, and 5 are not presented as they are not applicable or the information required thereunder is substantially the same as information previously reported.


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

10.1 Convertible note dated December 20, 2000 issued by the Company payable to Minor H. Mickel.

27        Financial Data Schedule (electronic filing only)

          (b) The Company filed a Current Report on Form 8-K, dated September 20, 2000, with respect to the conversion of a $400,000 convertible note and accrued interest of $16,800 into 5,557,333 of the Company's common stock.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                       RSI HOLDINGS, INC.
                                                  --------------------------



 January 12, 2001                                 /s/ Joe F. Ogburn
------------------------------                    ---------------------------
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

4.1       See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

4.1.1     Specimen  of  Certificate  for  RSI  Holdings,   Inc.,  common  stock:
          Incorporated by reference to Exhibit 4.1.2 to the Form S-4.

10.1 Convertible note dated December 20, 2000 issued by the Company payable to Minor H. Mickel.

27        Financial Data Schedule (electronic filng only)