Form 10QSB
period 2001-02-28
RSI HOLDINGS INC
filed 2001-04-06
CIK 853697

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10 - QSB

        (MARK ONE)

  X   Quarterly Report pursuant to Section 13 or 15(d) of the
----
         Securities Exchange Act of 1934

         For the Quarterly Period Ended February 28, 2001 or
                                     -----------------
      Transition Report pursuant to Section 13 or 15(d) of the
----
         Securities Exchange Act of 1934

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

                                 (864) 271-7171
 ------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

Common Stock, $.01 Par Value - 16,798,154 shares outstanding as of April 05,
2001

         Transitional Small Business Disclosure Format (check one):
         Yes          No   X
             -------    -------



                                      INDEX


                               RSI HOLDINGS, INC.
                          (A Development Stage Company)



PART I.  FINANCIAL INFORMATION                                                                     PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated balance sheet - February 28, 2001                                          1

     Condensed consolidated statement of operations - Two Months ended February 28, 2001 and Two and Five Months ended
     January 31, 2000                                                                                  2

     Condensed consolidated statement of cash flows - Two Months
     ended February 28, 2001 and Five Months ended January 31, 2000                                    3

     Condensed consolidated statement of changes in net assets in liquidation - One and Four Months ended December 31, 2000
     and One Month ended February 28, 2000                                                             4

     Notes to condensed consolidated financial statements --
     February 28, 2001                                                                                 5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                           6

PART II. OTHER INFORMATION                                                                             8

Item 1.  Legal Proceedings                                                                             8

Item 2.  Changes in Securities                                                                         8

Item 3.  Defaults upon senior securities                                                               8

Item 4.  Submission of Matters to a Vote of Security Holders                                           8

Item 5.  Other Information                                                                             8

Item 6.  Exhibits and Reports on Form 8-K                                                              8

SIGNATURES                                                                                             9





                               RSI Holdings, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                February 28, 2001




Assets

Current Assets:
     Cash                                                      $   152,000
     Accounts receivable                                             7,000
                                                               -----------
Total current assets                                               159,000

Property and equipment:
     Cost                                                           26,000
     Less accumulated depreciation                                  17,000
                                                               -----------
                                                                     9,000
                                                               -----------
                                                               $   168,000
                                                               ===========

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                          $     3,000
     Accrued expenses                                               41,000
                                                               -----------
                                                                    44,000

Long-term debt - convertible note                                  500,000

Shareholders' equity:
     Common Stock, $.01 par value-authorized
         25,000,000 shares, issued and outstanding
         16,798,154 shares at February 28, 2001                    168,000
     Excess of paid-in capital over par value                    4,356,000
     Deficit related to liquidated operations                   (4,869,000)
     Deficit accumulated during development stage
         (beginning January 1, 2001)                               (31,000)
                                                               -----------
                                                                  (376,000)
                                                               -----------
                                                               $   168,000
                                                               ===========












See accompanying notes.


                               RSI Holdings, Inc.
                          (A Development Stage Company)
           Condensed Consolidated Statement of Operations (Unaudited)
                       Two Months ended February 28, 2001
                   Two and Five Months ended January 31, 2000







                                                                    Two                 Two               Five
                                                                   Months              Months            Months
                                                                    2001                2000              2000
                                                                  ---------           ---------        ---------
Revenues:
     Origination fees                                              $      -           $ 246,000        $ 648,000
     Gain on sale of loans                                                -              25,000          105,000
                                                                  ---------           ---------        ---------
         Total revenues                                                   -             271,000          753,000


Expenses:
     Selling, general and
         administrative                                              25,000             428,000        1,187,000
                                                                  ---------            ---------       ---------
         Loss from operations                                       (25,000)           (157,000)        (434,000)

Other income (expense):
     Interest income                                                      -              39,000           91,000
     Interest expense                                                (6,000)            (18,000)         (51,000)
                                                                  ---------           ---------        ---------
     Total other income (expense)                                    (6,000)             21,000           40,000
                                                                  ---------           ---------        ---------
Net loss                                                           $(31,000)          $(136,000)       $(394,000)
                                                                  =========           =========        =========

Net loss per share - basic
     and diluted                                                   $   (.00)          $    (.02)       $    (.05)
                                                                   ========           =========        =========
Weighted average number
     of shares outstanding                                       16,625,740           7,907,488        7,905,914
                                                                 ==========           =========        =========







Effective January 1, 2001, the Company changed its accounting presentation to those standards that apply to development state enterprises from the liquidation basis of accounting. Fiscal year 2001 amounts above include operations from January 1, 2001 through February 28, 2001.

The Company changed its accounting presentation to the liquidation basis of accounting from the going concern basis of accounting effective January 31, 2000. Fiscal Year 2000 amounts above include operations through January 31, 2000, the date of change to liquidation basis of accounting from going concern basis.


See accompanying notes.


                               RSI Holdings, Inc.
                          (A Development Stage Company)
           Condensed Consolidated Statement of Cash Flows (Unaudited)
    Two Months ended February 28, 2001 and Five Months ended January 31, 2000






                                                                                         2001             2000
                                                                                     ----------      -----------
Cash provided by (used in) operating activities                                      $  (59,000)     $ 1,045,000

Investing activities
     Reduction of certificate of deposit                                                      -          250,000
     Purchase of equipment                                                                    -          (40,000)
     Proceeds from sale of equipment                                                      1,000                -
                                                                                     ----------      -----------
Net cash provided by investing activities                                                 1,000          210,000
                                                                                     ----------      -----------

Financing activities
     Advances under bank lines of credit                                                      -        6,308,000
     Payments on bank line of credit                                                          -       (7,319,000)
     Payment of deferred compensation                                                         -          (25,000)
     Other                                                                                    -            1,000
                                                                                     ----------      -----------
Net cash (used in) provided by financing activities                                           -       (1,035,000)
                                                                                     ----------      -----------
Increase (decrease) in cash and cash equivalents                                        (58,000)         220,000

Cash and cash equivalents at beginning of period                                        210,000           23,000
                                                                                     ----------      -----------
Cash and cash equivalents at end of period                                           $  152,000      $   243,000
                                                                                     ==========      ===========























See accompanying notes.


                               RSI Holdings, Inc.
                          (A Development Stage Company)
    Condensed Consolidated Statement of Changes in Net Assets in Liquidation
                                  (Unaudited)
              One Month and Four Months ended December 31, 2000 and
                       One Month ended February 28, 2000







                                                                             One Month      Four Months        One Month
                                                                                2001             2001              2000
                                                                             ---------         ---------        ---------
Deficiency in net assets in liquidation at
     beginning of period                                                     $(595,000)        $(595,000)     $  (448,000)

Activity that provided net assets:
     Conversion of debt to common stock                                        250,000           250,000                0

Accruals and costs during period of liquidation:
     Adjustment of property and equipment to
         estimated net realizable value                                              0                 0          172,000
              Compensation and related expenses                                      0                 0          146,000
              Interest expense                                                       0                 0           68,000
              Professional fees                                                      0                 0           42,000
              Rent                                                                   0                 0          214,000
              Other                                                                  0                 0           80,000
                                                                             ---------          --------         --------
         Total accruals and costs during
              period of liquidation                                                  0                 0         (722,000)
                                                                             ---------          --------         --------
Deficiency in net assets in liquidation at
     end of period                                                           $(345,000)       $ (345,000      $(1,170,000)
                                                                             =========        ==========       ==========





















See accompanying notes.

RSI Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A - Basis of Presentation

Liquidated operations.

As of January 31, 2000, RSI Holdings, Inc. (the "Company") adopted the liquidation basis of accounting.

As a result of the decision to cease all of HomeAdd's business operation, the Company changed its basis of accounting for its financial statements as of January 31, 2000 from the going concern basis of accounting to the liquidation basis of accounting in accordance with generally accepted accounting principles. The Company's wholly-owned subsidiary, HomeAdd Financial Corporation ("HomeAdd") had experienced significant recurring losses and had working capital deficiencies. Because of the increased difficulties of HomeAdd in selling its loans, the Company decided to cease all of HomeAdd's business operations effective January 31, 2000. Consequently, assets were valued at estimated net realizable value and liabilities were presented at their estimated settlement amounts, including costs associated with carrying out the liquidation. The Company accrued the costs that it estimated would be incurred during the liquidation period of February 1, 2000 through December 31, 2000.

Development stage.

At January 1, 2001 all of HomeAdd's assets had been sold and substantially all of HomeAdd's known liabilities had been settled. The Company was looking for other business opportunities. As a result of the completion of the liquidation of HomeAdd, the Company's only business, and the search for other business opportunities, the Company began reporting under those accounting principles that apply to development stage enterprises. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and determine whether a cost incurred by a development stage enterprise is to be charged to expense when incurred or is to be capitalized or deferred.

The Company presently has no material net assets. Although the Company is looking for other business opportunities, it cannot determine at this time what, if any, future business activities it may engage in.

The accompanying unaudited condensed consolidated financial statements at February 28, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2000.

Note B - Convertible Note Payable

On December 20, 2000, the Company issued a convertible note payable in the amount of $500,000 bearing interest at 8.0% per year and due on December 20, 2005 to the mother of the President and Chief Executive Officer of the Company. This note is convertible into the Company's common stock at the rate of $.075 per share.

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

Results of Operations

         As described in Note A to its unaudited Condensed Consolidated Financial Statements included above, the Company changed its basis of accounting for its financial statements at January 31, 2000 from the going concern basis of accounting to the liquidation basis of accounting in accordance with generally accepted accounting principles. As of December 31, 2000 the Company had completed the liquidation of HomeAdd Financial Corporation, its only business.

         On January 1, 2001, the Company changed its basis of accounting for its financial statements from the liquidation basis of accounting to the going concern basis of accounting in accordance with generally accepted accounting principles. The Company's financial statements as of and for the two months ended February 28, 2001 have been prepared in accordance with disclosure requirements applicable to a development stage entity because no business opportunities have been identified and no operations have commenced.

         The Company presently has no material net assets. Although the Company is looking for other business opportunities, it cannot determine at this time what, if any, future business activities it may engage in.

Liquidity and Capital Resources

         Anticipated Liquidity Requirements

         On December 20, 2000, the widow of the former Chairman of the Board and the mother of the President and Chief Executive Officer of the Company loaned the Company $500,000 under the terms of a convertible note payable. Proceeds from this loan was used to pay the outstanding balance of the line of credit with a bank and the amount remaining after payment of the line of credit was available for use as working capital capital during the period in which the Company seeks to identify an appropriate business opportunity.

         At February 28, 2001, the Company's liabilities exceeded the net realizable value of its assets by $376,000. The Company can give no assurance that its available cash will be sufficient to pay its expenses while it seeks to identify an appropriate business opportunity. It also can give no assurance that sufficient working capital will be available to finance a future business activity.

         Cash and Cash Equivalents

         The Company had cash and cash equivalents in the amount of $152,000 as of February 28, 2001.

         Debt Arrangements

         On December 20, 2000, the Company issued a note in the amount of $500,000 bearing interest at 8.0% and is payable to the mother of the President and Chief Executive Officer of the Company on December 20, 2005. This note is convertible into Common Stock of the Company at $.075 per share.

PART II.  Other information

ITEM 1.  LEGAL PROCEEDINGS*

ITEM 2.   CHANGES IN SECURITIES*

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES*

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarizes the votes at the Annual Meeting of the Company's shareholders held on January 18, 2001.

                                                                       Broker
      Matter           For      Against     Withheld    Abstentions   Nonvotes
      ------           ---      -------     ---------   -----------   --------
Election of
Directors
Buck A. Mickel       12,925,090     N/A      6,992         N/A             0
C. C. Guy            12,925,090     N/A      6,992         N/A             0
Charles M. Bolt      12,925,090     N/A      6,992         N/A             0

Ratification of
Appointment of
Elliott, Davis &
Company L.L.P.
for fiscal 2001      12,927,095    1,101     N/A          3,886            0

ITEM 5.  OTHER INFORMATION*


*Items 1, 2, 3, and 5 are not presented as they are not applicable or the information required thereunder is substantially the same as information previously reported.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Listing of Exhibits

          10.1 Convertible note dated December 20, 2000 issued by the Company payable to Minor H. Mickel: Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended November 30, 2000, File No. 0-18091).

         (b)   Reports on Form 8-K

                   There were no reports on Form 8-K filed during the fiscal quarter ended February 28, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           RSI HOLDINGS, INC.
                                       --------------------------



 April 6, 2001                                      /s/ Joe F. Ogburn
-----------------                             ------------------------------
     (Date)                                           Joe F. Ogburn,
                                           Treasurer and Chief Financial Officer
                                               (Principal Accounting Officer)

                                INDEX OF EXHIBITS


10.1 Convertible note dated December 20, 2000 issued by the Company payable to Minor H. Mickel: Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended November 30, 2000, File No. 0-18091).