Form 10QSB
period 2001-05-31
RSI HOLDINGS INC
filed 2001-07-13
CIK 853697

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10 - QSB

        (MARK ONE)

  X   Quarterly Report pursuant to Section 13 or 15(d) of the
----
         Securities Exchange Act of 1934

         For the Quarterly Period Ended May 31, 2001 or
                                     -----------------
      Transition Report pursuant to Section 13 or 15(d) of the
----
         Securities Exchange Act of 1934

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

Common Stock, $.01 Par Value - 16,798,154 shares outstanding as of July 05, 2001

         Transitional Small Business Disclosure Format (check one):
         Yes          No   X
             -------    -------



                                      INDEX


                               RSI HOLDINGS, INC.
                          (A Development Stage Company)




PART I.  FINANCIAL INFORMATION                                                                     PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated balance sheet - May 31, 2001                                               1

     Condensed  consolidated  statement  of  operations  - Three and Five Months
     ended May 31, 2001 and Five Months ended January 31, 2000                                         2

     Condensed consolidated statement of cash flows - Five Months ended May 31, 2001
     and Five Months ended January 31, 2000                                                            3

     Condensed  consolidated statement of changes in net assets in liquidation -
     Four Months ended December 31, 2000 and Three and Four Months ended May 31, 2000                  4

     Notes to condensed consolidated financial statements -- May 31, 2001                              5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                           7

PART II. OTHER INFORMATION                                                                             8

Item 1.  Legal Proceedings                                                                             8

Item 2.  Changes in Securities                                                                         8

Item 3.  Defaults upon senior securities                                                               8

Item 4.  Submission of Matters to a Vote of Security Holders                                           8

Item 5.  Other Information                                                                             8

Item 6.  Exhibits and Reports on Form 8-K                                                              8

SIGNATURES                                                                                             9





                               RSI Holdings, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                  May 31, 2001




Assets

Current Assets:
     Cash                                                                                      $   117,000
     Accounts receivable                                                                             3,000
                                                                                               -----------
Total current assets                                                                               120,000

Property and equipment:
     Cost                                                                                           26,000
     Less accumulated depreciation                                                                  18,000
                                                                                               -----------
                                                                                                     8,000
                                                                                               -----------
                                                                                               $   128,000
                                                                                               ===========

Liabilities and shareholders' equity

Current liabilities:
     Accounts payable                                                                          $     3,000
     Accrued expenses                                                                               56,000
                                                                                               -----------
                                                                                                    59,000

Long-term debt - convertible note                                                                  500,000

Shareholders' equity:
     Common Stock, $.01 par value-authorized
         25,000,000 shares, issued and outstanding
         16,798,154 shares at May 31, 2001                                                         168,000
     Excess of paid-in capital over par value                                                    4,356,000
     Deficit related to liquidated operations                                                   (4,869,000)
     Deficit accumulated during development stage
         (beginning January 1, 2001)                                                               (86,000)
                                                                                               -----------
                                                                                                  (431,000)
                                                                                               -----------
                                                                                               $   128,000
                                                                                               ===========











See accompanying notes.



                               RSI Holdings, Inc.
                          (A Development Stage Company)
           Condensed Consolidated Statement of Operations (Unaudited)
                    Three and Five Months ended May 31, 2001
                     and Five Months ended January 31, 2000







                                                                        Three            Five             Five
                                                                        Months           Months          Months
                                                                         2001              2001           2000
                                                                       ---------        ---------      ---------
Revenues:
     Origination fees                                                 $      -          $       -      $ 648,000
     Gain on sale of loans                                                   -                  -        105,000
                                                                       ---------        ---------      ---------
         Total revenues                                                      -                  -        753,000


Expenses:
     Selling, general and
         administrative                                                  47,000            72,000      1,187,000
                                                                       --------          --------      ---------
         Loss from operations                                           (47,000)          (72,000)      (434,000)

Other income (expense):
     Interest income                                                      3,000             3,000         91,000
     Interest expense                                                   (11,000)          (17,000)       (51,000)
                                                                       ---------        ---------      ---------
     Total other income (expense)                                        (8,000)          (14,000)        40,000
                                                                       ---------        ---------      ---------
Net loss                                                               $(55,000)         $(86,000)     $(394,000)
                                                                       =========        =========      =========

Net loss per share - basic
     and diluted                                                       $   (.00)        $   (.01)     $    (.05)
                                                                       =========        =========      =========
Weighted average number
     of shares outstanding                                           16,798,154        16,709,854      7,905,914
                                                                     ===========       ==========      =========







Effective January 1, 2001, the Company changed its accounting presentation to those standards that apply to development state enterprises from the liquidation basis of accounting. Fiscal year 2001 amounts above include operations from January 1, 2001 through May 31, 2001.

The Company changed its accounting presentation to the liquidation basis of accounting from the going concern basis of accounting effective January 31, 2000. Fiscal Year 2000 amounts above include operations through January 31, 2000, the date of change to liquidation basis of accounting from going concern basis.


See accompanying notes.



                               RSI Holdings, Inc.
                          (A Development Stage Company)
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                       Five Months ended May 31, 2001 and
                       Five Months ended January 31, 2000






                                                                                        2001             2000
                                                                                     ----------      -----------
Cash (used in) provided by operating activities                                      $  (94,000)     $ 1,045,000

Investing activities
     Reduction of certificate of deposit                                                      -          250,000
     Purchase of equipment                                                                    -          (40,000)
     Proceeds from sale of equipment                                                      1,000                -
                                                                                     ----------      -----------
Net cash provided by investing activities                                                 1,000          210,000
                                                                                     ----------      -----------

Financing activities
     Advances under bank lines of credit                                                      -        6,308,000
     Payments on bank line of credit                                                          -       (7,319,000)
     Payment of deferred compensation                                                         -          (25,000)
     Other                                                                                    -            1,000
                                                                                     ----------      -----------
Net cash (used in) financing activities                                                       -       (1,035,000)
                                                                                     ----------      -----------
Increase (decrease) in cash and cash equivalents                                        (93,000)         220,000
Cash and cash equivalents at beginning of period                                        210,000           23,000
                                                                                     ----------      -----------
Cash and cash equivalents at end of period                                           $  117,000      $   243,000
                                                                                     ==========      ===========














See accompanying notes.



                               RSI Holdings, Inc.
                          (A Development Stage Company)
    Condensed Consolidated Statement of Changes in Net Assets in Liquidation
                                  (Unaudited)
                     Four Months ended December 31, 2000 and
                    Three and Four Months ended May 31, 2000






                                                                                 Four            Three            Four
                                                                                Months           Months          Months
                                                                                 2001             2000            2000
                                                                               ---------        --------        ---------
Deficiency in net assets in
     liquidation at beginning of period                                        $(595,000)      $(1,170,000)        (448,000)

Activity that provided net assets:
     Conversion of debt to common stock                                          250,000                 0                0

Accruals and costs during period of liquidation:
   Adjustment of property and equipment
     to estimated net realizable value                                                 0            22,000         (150,000)
   Compensation and related expenses                                                   0            (7,000)        (153,000)
   Interest expense                                                                    0            (2,000)         (70,000)
   Professional fees                                                                   0             2,000          (40,000)
   Rent                                                                                0            (5,000)        (219,000)
   Other                                                                               0             7,000          (73,000)
                                                                                --------          --------         --------
         Total accruals and costs during
              period of liquidation                                                    0            17,000         (705,000)
                                                                                --------          --------         --------
Deficiency in net assets in
     liquidation at end of period                                             $ (345,000)      $(1,153,000)     $(1,153,000)
                                                                              ==========        ==========      ===========
















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

Development stage.

At January 1, 2001 all of HomeAdd's assets had been sold and substantially all of HomeAdd's known liabilities had been settled. The Company was looking for other business opportunities. As a result of the completion of the liquidation of HomeAdd, the Company's only business, and the search that the Company was conducting for other business opportunities, the Company began reporting under those accounting principles that apply to development stage enterprises. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and determine whether a cost incurred by a development stage enterprise is to be charged to expense when incurred or is to be capitalized or deferred.

The Company presently has no material net assets. Although the Company is looking for other business opportunities, it cannot determine at this time what, if any, future business activities it may engage in.

The accompanying unaudited condensed consolidated financial statements at May 31, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2000.

Note B - Convertible Note Payable

On December 20, 2000, the Company issued a convertible note payable in the amount of $500,000 bearing interest at 8.0% per year and due on December 20, 2005 to the mother of the President and Chief Executive Officer of the Company. This note is convertible into the Company's common stock at the rate of $.075 per share.


Note C - Loss per share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements.

This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

For the period ended May 31, 2001, the Company incurred a net loss from operations. The effect of including stock options and long term convertible debt would be antidilutive and therefore, diluted earnings per share has not been presented.

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

         On January 1, 2001, the Company changed its basis of accounting for its financial statements from the liquidation basis of accounting to the going concern basis of accounting in accordance with generally accepted accounting principles. The Company's financial statements as of and for the three and five months ended May 31, 2001 have been prepared in accordance with disclosure requirements applicable to a development stage entity because no business opportunities have been identified and no operations have commenced. Although the Company is looking for business opportunities, it cannot determine at this time what, if any, future business activities it may engage in.

Liquidity and Capital Resources

         Anticipated Liquidity Requirements

         At May 31, 2001, the Company's liabilities exceeded its assets by $431,000. The Company can give no assurance that its available cash will be sufficient to pay its expenses while it seeks to identify an appropriate business opportunity. It also can give no assurance that sufficient working capital will be available to finance a future business activity.

         Cash and Cash Equivalents

         The Company had cash and cash equivalents in the amount of $117,000 as of May 31, 2001.

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

           (b) Reports on Form 8-K

               There were no reports on Form 8-K filed during the fiscal quarter ended May 31, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         RSI HOLDINGS, INC.
                                       --------------------------



 July 13, 2001                          /s/ Joe F. Ogburn
----------------                        ------------------------------
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