Form 10KSB
period 2001-08-31
RSI HOLDINGS INC
filed 2001-11-28
CIK 853697

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

X ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended August 31, 2001

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.

         The issuer's revenues from operations during fiscal year 2001 were $0.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates as of November 1, 2001 was $41,000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (November 1, 2001).

         Common Stock, par value             16,798,154 shares outstanding
             $.01 per share

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the annual shareholders' meeting currently scheduled to be held on January 17, 2002, are incorporated by reference into Part III.

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

     Effective at January 31, 2000, the Company decided that HomeAdd should cease all business activities and begin the orderly liquidation of its assets and settlement of its liabilities. The Company completed the liquidation of HomeAdd during December 2000 and currently has no business operations. As a result of the completion of the liquidation of HomeAdd, the Company's only business, and the search that the Company was conducting for other business opportunities, the Company began reporting under those accounting principles that apply to a development stage enterprise. As a development stage enterprise the Company is investigating other business opportunities, but at this time none have been identified.

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

     The Company competed with finance companies, banks and other financial institutions, many of which also solicited loan business through direct mail solicitation. In addition to direct mail solicitations, these competitors advertised through various other advertising media.

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

     The Company's executive offices are located at 28 East Court Street, Greenville, South Carolina, 29601. Its telephone number is (864) 271-7171. At August 31, 2001 the Company and its operating subsidiary had a total of three
(3) employees, only one of which is considered full-time.

Environmental Matters

     The Company is subject to federal, state and local environmental laws and regulations, however, due to the nature of the Company's current activities, such laws and regulations do not have a direct, substantial impact on the Company's business operations.

Item 2. Description of Property

     The Company leases approximately 3,000 square feet of floor space located at 28 East Court Street, Greenville, South Carolina to serve as its principal executive offices. The Company believes that the property is adequate and suitable for executive office space. The monthly rental expense is $1,500. This lease includes office furniture and equipment. The office space at 28 East Court Street is leased from CTST, LLC. CTST, LLC is owned by three shareholders, with two being beneficial owners of more than 5% of the outstanding common stock of the Company. One of the shareholders is the President, Chief Executive Officer and a director of the Company and the other two shareholders are his adult siblings, one of whom is also a director of the Company. The Company believes that this lease contains provisions as favorable to the Company as could be obtained from a third-party landlord.

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

     The Company carries such insurance as is considered reasonable and necessary to cover its casualty and liability exposures. The lessor pays the insurance on the facility described above.


Item 3. Legal Proceedings

         None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of securities holders during the fourth quarter of the Company's 2001 fiscal year.

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

                                                                2001                      2000

                  Fiscal                                   High         Low          High           Low

                  First Quarter                            .07        .015         .16             .05

                  Second Quarter                           .015       .015         .12             .05

                  Third Quarter                            .02        .01          .32             .05

                  Fourth Quarter                           .01        .01          .09             .03

     As of November 1, 2001, the Company had approximately 566 shareholders of record.

     The Company paid no cash dividends with respect to its Common Stock during fiscal 2001, 2000 and 1999, and does not intend to pay cash dividends in the foreseeable future.

     The Company issued 5,557,333 shares of its common stock on August 31, 2000 and 3,333,333 shares of its common stock on January 4, 2001 to Minor H. Mickel. Minor H. Mickel is the mother of the President and Chief Executive Officer of the Company. This common stock has not been registered under the Securities Act of 1933 and was issued in exchange for convertible debt in the amount of $650,000 plus accrued interest in the amount of $16,800 at $.075 per share. The convertible debt was issued by the Company in exchange for cash advances made to the Company for working capital.

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

Results of Operations

     On January 31, 2000 the Board of Directors of the Company decided to cease the business of its consumer loan business that was conducted by HomeAdd Financial Corporation ("HomeAdd"). Effective immediately, HomeAdd began the orderly liquidation of its assets and settlement of its liabilities.
Accordingly, the Company changed its basis of accounting for its financial statements at January 31, 2000 from the going concern basis of accounting to the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America. The Company's activities during the eleven months beginning February 1, 2000 consisted primarily of selling the assets and paying the liabilities of HomeAdd. The Company completed the liquidation of HomeAdd, its only business by December 31, 2000.

     On January 1, 2001, the Company changed its basis of accounting for its financial statements from the liquidation basis of accounting to the going concern basis of accounting in accordance with accounting principles generally accepted in the United States of America. The Company's activities during the eight months ended August 31, 2001 consisted of looking for and investigating business opportunities. Although the Company has considered certain businesses in which it might engage, it has been unable to make an appropriate acquisition or identify a business that would be a viable opportunity for it to pursue. The Company's financial statements as of and for the eight months ended August 31, 2001 have been prepared in accordance with disclosure requirements applicable to a development stage entity because no business opportunities have been identified and no operations have commenced.

Development stage operations

     As stated above, at January 1, 2001, the Company had completed the liquidation of HomeAdd and began searching other business opportunities. During the eight months ended August 31, 2001, the Company had no revenues.

     General and administrative expenses were $126,000 during the eight months ended August 31, 2001. These expenses include salaries and related costs of $80,000; legal, accounting, and shareholder related expenses of $18,000; rent of $15,000 and other administrative expenses of $13,000.

     Interest expense incurred during the eight months ended August 31, 2001 was $29,000. Interest income in the amount of $4,000 was earned on cash investments during the eight months ended August 31, 2001.

Liquidation stage operations

     The Company's activities during the eleven months beginning February 1, 2000 through December 31, 2000 consisted primarily of selling the assets and paying the liabilities of HomeAdd. The following paragraphs describe such activities during the last seven months of the year ended August 31, 2000 and the first four months of the year ended August 31, 2001.

         Restricted Investment

     At January 31, 2000 the Company was required to maintain an investment in HomeAdd of $250,000. In compliance with this agreement, at January 31, 2000, the assets of the Company included a certificate of deposit with a face value of $250,000. At the maturity date of March 22, 2000 the loan facility had been satisfied and the $250,000 certificate of deposit was liquidated.

         Mortgage Notes Receivable Held for Sale

     At January 31, 2000 HomeAdd's net assets included mortgage notes receivable in the amount of $353,000, net of deferred loan fees of $20,000. HomeAdd sold all of its outstanding loans during the seven months subsequent to January 31, 2000.

         Property and equipment

     At January 31, 2000 HomeAdd's net assets included furniture and equipment with an original cost of approximately $315,000 and net book value of $211,000. HomeAdd sold furniture and equipment having book value of approximately $182,000 for approximately $51,000 and gave furniture and equipment having net book value of approximately $24,000 in settlement of the July and August 2000 net rent aggregating approximately $12,000. Furniture and equipment having net book value of approximately $5,000 was retained for use by the Company.

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

     At February 1, 2000, in accordance with the liquidation basis of accounting, assets were restated to estimated realizable value net of estimated costs of sale, and liabilities were adjusted to include all estimated costs associated with carrying out the liquidation of HomeAdd. The total accruals and costs required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was $564,000. The adjustment to record the net amount realized from the property and equipment was $143,000. Additional costs of $421,000 were recorded to include additional expenses that the Company expected to incur during the period of liquidation through December 31, 2000. These costs included anticipated legal fees, accounting and auditing fees, salaries, lease payments that included the $60,000 paid to settle the HomeAdd lease through the expiration of its lease, insurance and other expenses that the Company expected to incur prior to December 31, 2000.

Leased Properties

     For a description of the Company's arrangements with respect to its current and prior lease obligations reference is made to Part I, Item 2. - "Description of Property," which is incorporated herein by this reference.

Financing

     The liquidation period began on February 1, 2000 and was completed before December 31, 2000. As of January 1, 2001 the development stage began. The following paragraphs describe the financing arrangements during the liquidation and development stage periods.

     Proceeds from the sale of HomeAdd's mortgage notes receivable and the sale of HomeAdd's property and equipment were applied to the payment of HomeAdd's and the Company's liabilities. In addition to these proceeds, funds made available from the debt facilities as described in the following paragraphs are available for use during the liquidation period.

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

     During the year ended August 31, 1999, the Estate of Buck Mickel, the former Chairman of the Board and Chief Executive Officer of the Company (and Buck A. Mickel's father), loaned the Company $250,000 bearing interest at 8.5% per year payable quarterly. Proceeds from the loan were used for working capital and the principal was payable ten years from the date of the loan. During October 2000, the Company issued a note that was convertible into Common Stock of the Company in exchange for this debt. Effective January 4, 2001, the entire principal amount of $250,000 was converted into 3,333,333 shares of the Company's common stock.

     The Company had a $500,000 loan facility with a bank that expired on January 1, 2001. A corporation that is owned by the President and Chief
Executive Officer, his mother and his two adult siblings guaranteed payment of the loan and pledged certain securities as collateral to the loan. At August 31, 2000 the outstanding principal balance payable under this $500,000 credit facility was $250,000.

     On December 20, 2000, Minor H. Mickel loaned the Company $500,000 under the terms of an 8% convertible note payable on December 20, 2005. Under the terms of this debt, all principal and unpaid interest is convertible into the Company's common stock at the conversion rate of $.075 per share at the option of either the Company or the holder of the convertible note. The proceeds of this convertible note was used to pay the then outstanding balance ($295,000) of the loan facility with a bank described in the above paragraph.

Historical Results of Operations

     Revenues were $753,000 during the five months ended January 31, 2000. Revenues consisted primarily of loan origination fees and gain from the sale of the loans made.

     Selling, general and administrative expenses were $1,187,000 during the first five months of fiscal 2000. These expenses include expenses incurred by HomeAdd of $1,057,000 during the five months ended January 31, 2000. The HomeAdd expenses primarily related to advertising, salaries, and various administrative expenses of HomeAdd. The remaining general and administrative expenses primarily consisted of salaries, legal, audit and other administrative expenses incurred by the Company. The expenses of fiscal 2000 included HomeAdd's expenses incurred to attempt to increase the volume of its loan originations during the fiscal 2000 period when HomeAdd was experiencing increased difficulties in selling its loans.

     During fiscal year 2001 and 2000, net deferred tax benefits were not recorded relating to temporary differences since the Company is not assured that the resulting additional deferred tax assets will be realized.

     HomeAdd offered HLTV Loans to certain qualified borrowers that permitted the loan proceeds to be used for debt consolidation and home improvements. Under the terms of these HLTV Loans, HomeAdd made loans secured by second mortgages in which the total loans outstanding on that property could be up to 125% of the estimated fair value of the real property. A qualified borrower was required to be a homeowner with acceptable levels of income and have an acceptable credit history. Substantially all of the loan volume during the five months ended January 31, 2000 consisted of HLTV Loans.

     The Company sold substantially all of the loans it originated on a non-recourse basis in the secondary market. The non-recourse basis means that the Company represented that loans were properly documented and made in accordance with applicable lending criteria, but that the purchaser of the loans assumed the full credit risk. The Company's credit guidelines for its loans met the underwriting criteria of the loan purchasers. During the five months ended January 31, 2000, the Company made loans aggregating $9,300,000. All of the mortgage notes were sold in the secondary market.

     During fiscal 2000 the Company  solicited  loans in South  Carolina,  North
Carolina,   Georgia,  Florida,  Kentucky,   Maryland,   Connecticut,   Delaware,
Massachusetts, Minnesota, Missouri, Oregon, Utah and Wisconsin.

     HomeAdd attempted to sell, on a non-recourse basis, all of its loans on the secondary market to wholesale buyers. HomeAdd did not have the capital that would be necessary to originate a significant volume of loans without promptly selling its loans on the secondary market. During fiscal 2000 a federal bank in California to whom HomeAdd had sold a substantial number of its loans reduced the number of loans that it would buy, which caused increased difficulties for HomeAdd in selling its loans. Although HomeAdd sought to replace the bank in California with other purchasers of mortgages and to operate profitably, it was unable to do so.

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

Liquidity and Capital Resources

         Anticipated Liquidity Requirements

     Certain of the Company's shareholders have advanced funds and guaranteed debt under the debt arrangements as discussed below under "Debt Arrangements". At August 31, 2001, the Company's liabilities exceeded its assets by $496,000.

         Cash and Cash Equivalents

     The Company had cash and cash equivalents in the amount of $315,000 as of August 31, 2001. The Company earned $4,000 and $12,000 on its cash and cash equivalents and the restricted investment described under restricted investments above during the eight months ended August 31, 2001 and five months ended January 31, 2000, respectively.

         Debt Arrangements

     On December 20, 2000, Minor H. Mickel loaned the Company $500,000 under the terms of an 8% convertible note payable on December 20, 2005. Under the terms of this debt, all principal and unpaid interest is convertible into the Company's common stock at the conversion rate of $.075 per share at the option of either the Company or the holder of the convertible note.

     On August 14, 2001, Minor H. Mickel loaned the Company $250,000 under the terms of an unsecured note payable bearing interest at 8% per year with the principal balance due on August 14, 2006.

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


*10.1.4        Amendment No. 5 to Stock Option Plan: Incorporated by reference to Exhibit A to the Company's Definitive Proxy
              Statement filed with the Securities and Exchange Commission on December 30, 1999 (Commission File No. 333-72101).

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

10.10         Convertible note dated December 20, 2000 issued by the Company payable to Minor H. Mickel: Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended
              November 30, 2000, File No. 0-18091).

21.           Subsidiaries of the Registrant.

23.           Consent of Independent Certified Public Accountants.

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

RSI HOLDINGS, INC.                                                     TITLE


/s/ Buck A. Mickel   November 21, 2001   President and Chief Executive Officer
Buck A. Mickel       (Date)              (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Buck A. Mickel     November 21, 2001  Director, President and Chief
Buck A. Mickel        (Date)              Executive Officer
                                          (Principal Executive Officer)

/s/ Charles C. Mickel  November 21, 2001  Director
Charles C. Mickel      (Date)


/s/ C. C. Guy          November 21, 2001  Director
C. C. Guy              (Date)


/s/ Charles M. Bolt    November 21, 2001  Director
Charles M. Bolt        (Date)



/s/ Joe F. Ogburn      November 21, 2001    Director, Vice President and
Joe F. Ogburn          (Date)               Treasurer (Principal Financial
                                            and Accounting Officer)

                          ANNUAL REPORT ON FORM 10-KSB

                   ITEM 7, ITEM 14(A)(1) AND (2), (C) AND (D)

                          LIST OF FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS

                           YEAR ENDED AUGUST 31, 2001

                               RSI HOLDINGS, INC.

                           GREENVILLE, SOUTH CAROLINA

                               RSI HOLDINGS, INC.

                        FORM 10-KSB-ITEM 14(A)(1) AND (2)

                          INDEX OF FINANCIAL STATEMENTS


The following consolidated financial statements of RSI Holdings, Inc. are included in Item 7:

     Consolidated balance sheet - August 31, 2001

     Consolidated statements of operations - For the eight months ended August 31, 2001 and five months ended January 31, 2000

     Consolidated statements of shareholders' deficit - For the years ended August 31, 2001 and 2000

     Consolidated statements of cash flows - For the eight months ended August 31, 2001 and five months ended January 31, 2000

     Consolidated statements of changes in net assets in liquidation - Period from September 1, 2000 through December 31, 2000 and period from February 1, 2000 through August 31, 2000

     Notes to consolidated financial statements - August 31, 2001

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
RSI HOLDINGS, INC.
Greenville, South Carolina

     We have audited the balance sheet of RSI HOLDINGS, INC. AND SUBSIDIARIES as of August 31, 2001, the related consolidated statement of operations, and cash flows for the periods from January 1, 2001 to August 31, 2001 and from September 1, 1999 to January 31, 2000. We have audited the related consolidated statements of changes in net assets in liquidation of the Company for the periods from September 1, 2000 to December 31, 2000 and from February 1, 2000 to August 31, 2000. We have also audited the related statements of consolidated shareholders' deficit for the years ended August 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of RSI HOLDINGS, INC. AND SUBSIDIARIES as of August 31, 2001, and the related consolidated results of operations, and cash flows for the periods from January 1, 2001 to August 31, 2001 and from September 1, 1999 to January 31, 2000, the related consolidated changes in net assets in liquidation for the periods from September 1, 2000 to December 31, 2000, and the related consolidated statements of shareholders' deficit for the years ended August 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                  /s/ Elliott Davis, LLP

Elliott Davis, LLP
Greenville, South Carolina
October 5, 2001


                                                          RSI HOLDINGS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                           AUGUST 31, 2001


                                                                ASSETS

CURRENT ASSETS
    Cash                                                                                                         $ 315,000
    Accounts receivable                                                                                              4,000
                                                                                                                ----------

                Total current assets                                                                               319,000


PROPERTY AND EQUIPMENT, net of accumulated depreciation of $18,000                                                   7,000
                                                                                                                 ---------

                                                                                                                 $ 326,000
                                                                                                                 =========

                                             LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                                                            $    3,000
    Accrued expenses and other liabilities - Note 2                                                                 69,000
                                                                                                               -----------

                Total current liabilities                                                                           72,000

LONG-TERM NOTES PAYABLE - Note 3                                                                                   750,000

COMMITMENTS AND CONTINGENCIES - Note 7

SHAREHOLDERS' DEFICIT - Notes 4 and 6
    Common stock - $.01 par value; 25,000,000 shares
       authorized; 16,798,154 shares issued and outstanding                                $    168,000
    Additional paid-in capital                                                                4,356,000
    Deficit related to liquidated operations                                                 (4,869,000)
    Deficit accumulated during development stage
       (beginning January 1, 2001)                                                             (151,000)          (496,000)
                                                                                       ----------------------    ----------

                                                                                                                 $ 326,000
                                                                                                                 =========






       The accompanying notes are an integral part of this consolidated financial statement.

                                                          RSI HOLDINGS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                            FOR THE EIGHT MONTHS ENDED AUGUST 31, 2001 AND
                                                  FIVE MONTHS ENDED JANUARY 31, 2000



                                                                                            FOR THE           FOR THE
                                                                                             EIGHT             FIVE
                                                                                         MONTHS ENDED      MONTHS ENDED
                                                                                           AUGUST 31        JANUARY 31
                                                                                               2001             2000
                                                                                       -----------------   -----------------


REVENUES
    Origination fees                                                                   $               -   $        648,000
    Gain on sale of loans                                                                              -            105,000
                                                                                       -----------------   ----------------
       Total revenues                                                                                  -            753,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                     126,000          1,187,000
                                                                                       -----------------   ----------------
Loss from operations                                                                            (126,000)          (434,000)
                                                                                       -----------------   ----------------

OTHER INCOME (EXPENSES)
    Interest income                                                                                4,000             91,000
    Interest expense                                                                             (29,000)           (51,000)
                                                                                       ------------------  ----------------
       Total other income                                                                        (25,000)            40,000
                                                                                       -----------------   ----------------
       Net loss before income taxes                                                             (151,000)          (394,000)
       Income taxes                                                                                    -                  -
                                                                                       -----------------   ----------------

NET LOSS                                                                               $        (151,000)  $      (394,000)
                                                                                       =================   ===============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                          $            (.01)  $          (.05)
                                                                                       =================   ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                 16,743,284         7,905,914
                                                                                       =================   ===============













       The accompanying notes are an integral part of these consolidated financial statements.



                                                          RSI HOLDINGS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                         FOR THE YEARS ENDED AUGUST 31, 2001 AUGUST 31, 2000




                                               COMMON STOCK          ADDITIONAL    DEFICIT -      DEFICIT -
                                               --------------         PAID-IN     LIQUIDATED    DEVELOPMENT
                                        SHARES             AMOUNT     CAPITAL     OPERATIONS      STAGE         TOTAL
                                        -----------        -------   --------   -------------   ------------   ----------


BALANCE, AUGUST 31, 1999                 7,903,322   $  79,000     $3,777,000   $(3,910,000)                   $  (54,000)

     Proceeds from stock options
         exercised                           4,166           -          1,000                                       1,000
     Conversion of debt to
         common stock                    5,557,333      56,000        361,000                                     417,000
     Accruals and costs during
         Period of liquidation                                                     (564,000)                     (564,000)
     Net loss                                                                      (395,000)                     (395,000)
                                      ------------  ----------  -------------      ---------      --------       --------

BALANCE, AUGUST 31, 2000                13,464,821     135,000      4,139,000    (4,869,000)             -       (595,000)

     Conversion of debt to
         common stock                    3,333,333      33,000        217,000                                     250,000
     Net loss                                                                                    $(151,000)      (151,000)
                                      ------------  ---------- --------------   ------------     ---------      ---------

BALANCE, AUGUST 31, 2001                16,798,154    $168,000 $    4,356,000   $(4,869,000)     $(151,000)     $(496,000)
                                      ============  ========== ==============   ===========      =========      =========






















          The accompanying notes are an integral part of these consolidated financial statements.



                                                          RSI HOLDINGS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE EIGHT MONTHS ENDED AUGUST 31, 2001 AND
                                                  FIVE MONTHS ENDED JANUARY 31, 2000



                                                                                             FOR THE             FOR THE
                                                                                              EIGHT                FIVE
                                                                                           MONTHS ENDED        MONTHS ENDED
                                                                                            AUGUST 31           JANUARY 31
                                                                                                  2001             2000
                                                                                       -----------------   -------------------
OPERATING ACTIVITIES
    Net loss                                                                           $       (151,000)         $(394,000)
    Adjustments to reconcile net loss to net
       cash provided by (used for) operating activities
       Depreciation and amortization                                                              2,000             24,000
       Changes in operating assets and liabilities
           Mortgage notes receivable                                                                  0          1,352,000
           Prepaid expenses and other                                                                 0             70,000
           Accounts payable, accrued expenses and other liabilities                               3,000             (7,000)
                                                                                       ----------------    ---------------
              Net cash (used for) provided by operating activities                             (146,000)         1,045,000
                                                                                       ----------------    ---------------
INVESTING ACTIVITIES
    Proceeds from sale of property and equipment                                                  1,000                  0
    Reduction of certificate of deposit                                                               0            250,000
    Purchase of property and equipment                                                                0            (40,000)
                                                                                       ----------------    ---------------

              Net cash provided by investing activities                                           1,000            210,000
                                                                                       ----------------    ---------------
FINANCING ACTIVITIES
    Advances under bank lines of credit                                                               0          6,308,000
    Payments on bank lines of credit                                                                  0         (7,319,000)
    Proceeds from long-term note payable                                                        250,000                  0
    Payment of deferred compensation                                                                  0            (25,000)
    Other                                                                                             0              1,000
                                                                                       ----------------    ---------------
              Net cash provided by (used for) financing activities                              250,000         (1,035,000)
                                                                                       ----------------    ---------------
              Net increase in cash                                                              105,000            220,000
CASH, BEGINNING OF PERIOD                                                                       210,000             23,000
                                                                                       ----------------    ---------------
CASH, END OF PERIOD                                                                    $        315,000    $       243,000
                                                                                       ================    ===============

CASH PAID FOR
    Interest                                                                           $          7,000    $        52,000
                                                                                       ================    ===============
    Income taxes                                                                       $              -    $             -
                                                                                       ================    ===============

NON-CASH TRANSACTION
    Conversion of debt to stock                                                        $        250,000    $             -
                                                                                       ================    ===============

           The accompanying notes are an integral part of these consolidated financial statements.

                                                               F-7



                                                          RSI HOLDINGS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                        PERIOD FROM SEPTEMBER 1, 2000 THROUGH DECEMBER 31, 2000
                                         PERIOD FROM FEBRUARY 1, 2000 THROUGH AUGUST 31, 2000







                                                                                             Period From         Period From
                                                                                          September 1, 2000   February 1, 2000
                                                                                              Through             Through
                                                                                          December 31, 2000    August 31, 2000
                                                                                          -----------------    ---------------
Shareholders' deficit at beginning of period                                                 $ (595,000)       $   (448,000)

Activity that provided net assets:
     Conversion of debt to common stock                                                               -             417,000

Accruals and activities that used net assets:
     Adjustment of property and equipment to estimated net realizable value                           -             143,000
     Compensation and related expenses                                                                -             146,000
     Interest expense                                                                                 -              58,000
     Professional fees                                                                                -              39,000
     Rent                                                                                             -             132,000
     Other                                                                                            -              46,000
                                                                                          -------------          ----------

         Total accruals and costs during period of liquidation                                        -            (564,000)
                                                                                          -------------          ----------

Deficiency in net assets in liquidation at end of period                                  $    (595,000)         $ (595,000)
                                                                                          =============          ==========


















The accompanying notes are an integral part of this consolidated financial statement.

                               RSI HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

NATURE OF BUSINESS
     RSI Holdings, Inc. (the "Company") has no operations. Its principal operating subsidiary, HomeAdd Financial Corporation and its wholly-owned subsidiary, HomeAdd Financial Services Corporation (collectively referred to as HomeAdd), were primarily engaged in the business of originating and selling second mortgage residential loans.

     The Company and HomeAdd experienced significant recurring losses during the period of HomeAdd's operations and had a working capital deficiency on January 31, 2000. Because of the increased difficulties of HomeAdd in originating and selling its loans, the Company decided to cease all of HomeAdd's business operations on January 31, 2000.

     Effective with the decision to cease all of HomeAdd's operations, the Company began the orderly liquidation of the assets of HomeAdd and the settlement of its liabilities. The Company completed the liquidation of HomeAdd during the eleven months from February 1, 2000 through December 31, 2000.

     Since January 1, 2001, the Company has been looking for and investigating other business opportunities. Although the Company has considered certain businesses in which it might engage, it has been unable to make an appropriate acquisition or identify a business that would be a viable opportunity for it to pursue. The Company has a deficiency in net assets and any future business endeavors would require additional funds from either loans or a capital infusion.

BASIS OF PRESENTATION
DEVELOPMENT STAGE
     As of January 1, 2001, the Company adopted the accounting principles generally accepted in the United States of America that apply to established operating enterprises.

     At January 1, 2001 all of HomeAdd's assets had been sold and substantially all of HomeAdd's known liabilities had been settled. The Company was looking for other business opportunities. As a result of the completion of the liquidation of HomeAdd, the Company's only business, and the search that the Company was conducting for other business opportunities, the Company began reporting under those accounting principles that apply to development stage enterprises. Under the development stage accounting, the financial statements represent results from January 1, 2001 (date of inception of development stage enterprise accounting. Accounting principles generally accepted in the United States of America that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and determine whether a cost incurred by a development stage enterprise is to be charged to expense when incurred or is to be capitalized or deferred.

LIQUIDATING OPERATIONS
     As of January 31, 2000, the Company adopted the liquidation basis of accounting.

     As a result of the decision to cease all of HomeAdd's business operations, the Company changed its basis of accounting for its financial statements as of January 31, 2000 from the going concern basis of accounting to the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America. Consequently, assets were valued at estimated net realizable values and liabilities were presented at their estimated settlement amounts, including costs associated with carrying out the liquidation. The Company carried out the liquidation of HomeAdd during the period from February 1, 2000 through December 31, 2000.

PRINCIPLES  OF CONSOLIDATION
     The consolidated  financial  statements include the accounts of the Company
and  its  subsidiaries  (all  of  which  are   wholly-owned).   All  significant
intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS:
     Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less at date of acquisition. The Company places temporary cash investments in high credit quality financial institutions. At times such investments may be in excess of FDIC insurance limits.

PROPERTY AND EQUIPMENT
     Property and equipment consists of office furniture and equipment and is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful life of the assets. The life of the furniture and office equipment when the asset is acquired is estimated to be five years. Depreciation was not expensed during the liquidation period of eleven months.

FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values.

NET LOSS PER COMMON SHARE
     Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. Since the Company incurred a loss, the treasury stock method is anti-dilutive.

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

STOCK OPTIONS
     The Company accounts for and will continue to account for stock options under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. Applying SFAS No. 123, Accounting for Stock-Based Compensation, would not materially affect net loss and loss per share for fiscal 2001 and 2000.

USE OF ESTIMATES
     The preparation of the financial statements of the Company in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

NOTE 2 - ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities at August 31, 2001 are as follows:

         Payroll taxes                                                 $   4,000
         Interest                                                         30,000
         Legal and accounting                                             22,000
         Other                                                            13,000
                                                                       ---------

                                                                       $  69,000
                                                                       =========

NOTE 3 - NOTES PAYABLE


Unsecured  note  payable to the mother of the  President  and Chief  Executive  Officer of the Company
    with interest payable  quarterly at 8.0 percent per year. The unpaid  principal  balance is due on
    August 14, 2006.                                                                                             $ 250,000

Unsecured  convertible note payable to the mother of the President and Chief Executive  Officer of the
    Company with interest payable  annually at 8.0 percent per year. The unpaid  principal  balance is due on December 20, 2005.  This note is  convertible  by either  party into the  Company's  common
    stock at the rate of $.075 per share                                                                           500,000
                                                                                                                ----------

                                                                                                                $  750,000
                                                                                                                ==========


     The Company incurred interest cost as follows during eight months ended August 31, 2001 and during the five months ended January 31, 2000.

                                                                                                 2001       2000
                                                                                            ---------    ----------
Interest incurred during years ended August 31
    Notes payable to the mother of the President and Chief Executive Officer                 $ 37,000     $ 38,000
    Arrangements in connection with loan facilities with banks                                  8,000       53,000
    Deferred compensation                                                                           -        1,000
                                                                                             --------    ---------

                                                                                              45,000        92,000
    Less interest incurred during periods of liquidation                                      16,000        41,000
                                                                                            ---------    ---------

                                                                                             $ 29,000     $ 51,000
                                                                                            =========    =========


NOTE 4 - STOCK OPTION PLAN

     During 1991, the Company adopted a Stock Option Plan that authorized the Board of Directors to grant options of up to 250,000 shares of the Company's common stock. On January 27, 2000, January 21, 1999 and January 15, 1998, the shareholders of the Company approved increases in the aggregate number of shares issuable in the Stock Option Plan in the amount of 500,000 on each of these dates. Accordingly, the Board of Directors was authorized to grant options of up to 1,750,000 shares of the Company's common stock. The Stock Option Plan terminated on June 27, 2000 and no options of the Company's common stock can be granted thereafter, but this termination does not affect the options previously granted to the plan participants. As of August 31, 2001, 555,000 shares (net of 755,000 shares forfeited) have been awarded to plan participants.

     The Company also has an informal stock option plan under which stock options can be granted to certain non-employee officers and directors. Under this plan 110,000 options have been granted.

     All options under the plans were granted at not less than fair market value at dates of grant. Stock option transactions during the two years ended August 31 were as follows:

                                                                                        2001             2000
                                                                                  -------------    -------------

Options outstanding at September 1                                                      653,334        1,347,500
Options granted                                                                               -                -
Options exercised                                                                             -           (4,166)
Options forfeited                                                                             -         (690,000)
                                                                                  -------------    -------------
Options outstanding at August 31                                                        653,334          653,334
                                                                                  =============    =============
Options exercisable at August 31                                                        528,334          357,500
                                                                                  =============    =============

                                                                                        2001             2000
                                                                                  -------------     ------------
Outstanding options issued under Stock Option Plan at August 31                         543,334          543,334
                                                                                  =============    =============

Outstanding options issued under informal Stock Option Plan                             110,000          110,000
                                                                                  =============    =============

Options available for grant under Stock Option Plan at August 31                              0                0
                                                                                  =============    =============
Option price ranges per share:
   Granted                                                                                    -                -
   Exercised                                                                                  -     $0.19 - $0.375
   Forfeited                                                                                  -     $0.05 - $0.375
Weighted average option price per share:
   Granted                                                                                    -             -
   Exercised                                                                                  -             $0.301
   Forfeited                                                                                  -             $0.150
   Outstanding at August 31                                                              $0.129             $0.129

     The options at August 31, 2001 had a weighted average remaining contractual life of approximately 5.5 years. There were 528,334 options currently exercisable with option prices ranging from $0.05 to $0.375 with a weighted average exercise price of $0.14.

     The Company also has an Incentive Award Plan that authorizes the Board of Directors to grant up to 250,000 shares to key management employees. At August 31, 2001 there were no shares granted under the Incentive Award Plan.

NOTE 5 - INCOME TAXES

     During fiscal 2001, net deferred tax benefits were not recorded relating to temporary differences since the Company is not assured that the resulting additional deferred tax assets will be realized. Significant components of the Company's deferred tax assets and liabilities are as follows:

    ASSETS
       Net operating loss carryforward                      $     4,685,000
       Other                                                          8,000
                                                            ---------------
                                                                  4,693,000
       Valuation allowance                                        4,692,000
                                                            ---------------
       Deferred tax assets                                            1,000
    LIABILITIES
       Depreciation                                                   1,000
                                                            ---------------
       Net deferred taxes                                   $             -
                                                            ===============

     At August 31, 2001, the Company has net operating loss carryforwards available for income tax purposes of approximately $12,661,000. Such carryforwards expire in 2006 through 2021. The Company's ability to use its existing net operating loss carryforward may be jeopardized or lost if the Company undergoes an "ownership change" as defined by the Internal Revenue Code.

     The valuation allowance increased $62,000, net during 2001 due to the uncertainty of the Company's ability to generate taxable income and realize the benefits of deferred tax assets. The recognition of a net deferred tax asset is dependent upon a "more likely than not" expectation of the realization of the deferred tax asset, based upon the analysis of the available evidence. A valuation allowance is required to sufficiently reduce the deferred tax asset to the amount that is expected to be realized through future realization of profits on a "more likely than not" basis. The analysis of available evidence is performed on an ongoing basis utilizing the "more likely than not" criteria to determine the amount, if any, of the deferred tax asset to be realized. Adjustments to the valuation allowance are made accordingly. There can be no assurance that additional valuation allowances may not be recorded in the future periods.

NOTE 6 -  CONVERSION OF DEBT TO COMMON STOCK

     Effective January 4, 2001, the Company issued 3,333,333 shares of its common stock to the mother of the President and Chief Executive Officer of the Company in exchange for convertible debt in the principal amount of $250,000 at the conversion rate of $.075 per share.

     Effective August 31, 2000, the Company issued 5,557,333 shares of its common stock to the mother of the President and Chief Executive Officer of the Company in exchange for $416,800 in convertible debt and accrued interest at the conversion rate of $.075 per share. The principal debt of $400,000 was issued in February 2000 in exchange for a cash advance.

NOTE 7 - CONTINGENCIES

     Loans sold subject to recourse at August 31, 2001 totaled approximately $103,000. The Company may be required to repurchase these loans if certain criteria are not met. These recourse obligation agreements will substantially expire by May 2002.

NOTE 8 - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses consisted of the following for the eight months ended August 31, 2001 and five months ended January 31, 2000:

                                                           2001        2000
                                                     ------------  ------------
    Salaries, wages and benefits                     $     80,000  $    544,000
    Advertising                                                 0       318,000
    Legal and professional                                 18,000         7,000
    Rent                                                   15,000        47,000
    Underwriting and loan closing                               0       117,000
    Telephone and utilities                                 8,000        37,000
    Depreciation                                            2,000        24,000
    Other                                                   3,000        93,000
                                                     ------------  ------------

                                                     $    126,000  $  1,187,000
                                                     ============  ============

NOTE 9 - AFFILIATED PARTY TRANSACTIONS

     The secretary of the Company until January 18, 2001 was a member of a law firm that represented the Company. Legal fees for services rendered by this firm to the Company amounted to approximately $7,000 during the eight months ended August 31, 2001 and $4,000 during the five months ended January 31, 2000. Legal fees for services rendered by this firm to the Company during the liquidation period beginning February 1, 2000 through August 31, 2000 amounted to approximately $6,000 and from September 1, 2000 through December 31, 2000 amounted to approximately $3,000.

     See Note 3 concerning notes payable with affiliated parties and Note 6 concerning conversion of debt to common stock.

     The Company leases its principal executive offices under a month-to-month lease arrangement from a corporation that is owned by the President, Chief Executive Officer and a director of the Company and his two adult siblings. Under the lease arrangement, the monthly rent was $1,500 per month during the fiscal year ended August 31, 2001 and $2,250 during the first seven months of the fiscal year ended August 31, 2000 when the rent was reduced to $1,500 each month. Accounts receivable of $4,000 at August 31, 2001 consisted primarily of the reimbursement of expenses incurred during August 2001 between the Company and a company that is owned by the President of the Company, his mother and his two adult siblings.

NOTE 10 - RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141- Business Combinations. This FASB addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001.

     In June 2001, the FASB issued SFAS No. 142 - Goodwill and Other Intangible Assets. This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The impact of this SFAS will not be material to the Company's financial statements.

     Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


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

*10.1.4        Amendment No. 5 to Stock Option Plan: Incorporated by reference to Exhibit A to the Company's Definitive Proxy
              Statement filed with the Securities and Exchange Commission on December 30, 1999 (Commission File No. 333-72101).

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

10.10         Convertible note dated December 20, 2000 issued by the Company payable to Minor H. Mickel: Incorporated by reference to the Form 10-QSB of the Registrant filed with the Securities and Exchange Commission for the fiscal quarter ended
              November 30, 2000, File No. 0-18091).

21.           Subsidiaries of the Registrant.

23.           Consent of Independent Certified Public Accountants.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 13 of Form 10-KSB.
