Form 10QSB
period 2001-11-30
RSI HOLDINGS INC
filed 2002-01-14
CIK 853697

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10 - QSB

        (MARK ONE)

[X]      Quarterly Report under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                  For the Quarterly Period Ended November 30, 2001
                                           -----------------------
[ ]      Transition Report under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                  For the Transition Period From         to
                                                 -------    -------

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

                                 (864) 271-7171
 ------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

Common Stock, $.01 Par Value - 16,798,154 shares outstanding as of January 07, 2002

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                      INDEX


                               RSI HOLDINGS, INC.
                          (A Development Stage Company)



PART I.  FINANCIAL INFORMATION                                                                       PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated balance sheet - November 30, 2001                                          1

     Condensed consolidated statement of operations - Three Months ended November 30, 2001             2

     Condensed consolidated statement of cash flows - Three Months ended November 30, 2001             3

     Condensed  consolidated statement of changes in net assets in liquidation -
     Three  Months ended  November  30, 2000                                                           4

     Notes to  condensed  consolidated financial statements -- November 30, 2001                       5

Item 2.  Plan of operation                                                                             7

PART II. OTHER INFORMATION                                                                             8

Item 1.  Legal Proceedings                                                                             8

Item 2.  Changes in Securities                                                                         8

Item 3.  Defaults upon senior securities                                                               8

Item 4.  Submission of Matters to a Vote of Security Holders                                           8

Item 5.  Other Information                                                                             8

Item 6.  Exhibits and Reports on Form 8-K                                                              8

SIGNATURES                                                                                             9





                               RSI Holdings, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                November 30, 2001




Assets

Current Assets:
     Cash                                                                                      $   252,000
     Accounts receivable                                                                             3,000
                                                                                               -----------
Total current assets                                                                               255,000

Property and equipment:
     Cost                                                                                           26,000
     Less accumulated depreciation                                                                  19,000
                                                                                               -----------
                                                                                                     7,000
                                                                                               -----------
                                                                                               $   262,000
                                                                                               ===========

Liabilities and shareholders' equity

Current liabilities:
     Accounts payable                                                                          $     6,000
     Accrued expenses                                                                               71,000
                                                                                               -----------
                                                                                                    77,000

Long-term debt - Note B                                                                            750,000

Shareholders' equity:
     Common Stock, $.01 par value-authorized
         25,000,000 shares, issued and outstanding
         16,798,154 shares at November 30, 2001                                                    168,000
     Additional paid-in capital                                                                  4,356,000
     Deficit related to liquidated operations                                                   (4,869,000)
     Deficit accumulated during development stage
         (beginning January 1, 2001)                                                              (220,000)
                                                                                               -----------
                                                                                                  (565,000)
                                                                                               -----------
                                                                                               $   262,000
                                                                                               ===========





The accompanying notes are an integral part of this consolidated financial statement.

                               RSI Holdings, Inc.
                          (A Development Stage Company)
           Condensed Consolidated Statement of Operations (Unaudited)
                      Three Months ended November 30, 2001










Expenses:
     Selling, general and
         administrative                                                                                   57,000
                                                                                                       ---------
         Loss from operations                                                                            (57,000)

Other income (expense):
     Interest income                                                                                       2,000
     Interest expense                                                                                    (14,000)
                                                                                                       ---------
     Total other income (expense)                                                                        (12,000)
                                                                                                       ---------
Net loss                                                                                               $ (69,000)
                                                                                                       =========

Net loss per share - basic
     and diluted                                                                                       $    (.00)
                                                                                                       =========
Weighted average number
     of shares outstanding                                                                            16,798,154
                                                                                                      ==========







Effective January 1, 2001, the Company changed its accounting presentation to those standards that apply to development state enterprises from the liquidation basis of accounting.

During the three months ended November 30, 2000, the Company reported its results under the liquidation basis of accounting as found on page 4 of this report.

The Company changed its accounting presentation to the liquidation basis of accounting from the going concern basis of accounting effective January 31, 2000 and presented its financial information under the liquidation basis of accounting from February 1, 2000 through December 31, 2000.


The accompanying notes are an integral part of this consolidated financial statement.

                               RSI Holdings, Inc.
                          (A Development Stage Company)
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                      Three Months ended November 30, 2001





Cash (used in) operating activities                                                                    $ (63,000)

Investing activities
     None                                                                                                      -

Financing activities
     None                                                                                                      -
                                                                                                     -----------
(Decrease) in cash and cash equivalents                                                                  (63,000)

Cash and cash equivalents at September 1, 2001                                                           315,000
                                                                                                     -----------
Cash and cash equivalents at November 30, 2001                                                       $   252,000
                                                                                                     ===========






















The accompanying notes are an integral part of these consolidated financial statements.



                               RSI Holdings, Inc.
                          (A Development Stage Company)
    Condensed Consolidated Statement of Changes in Net Assets in Liquidation
                                  (Unaudited)
                      Three Months ended November 30, 2000






Deficiency in net assets in
     liquidation at September 1, 2000                                                                             $(595,000)

Accruals and costs during period:
         None                                                                                                             -
                                                                                                                  ---------
Deficiency in net assets in
     liquidation at November 30, 2000                                                                             $(595,000)
                                                                                                                ===========
























The accompanying notes are an integral part of these consolidated financial statements.

RSI Holdings, Inc.
(A Development Stage Company)
Notes  to  Condensed  Consolidated  Financial  Statements  (Unaudited)

Note A - Summary of significant accounting policies and activities

Nature of business

         RSI Holdings, Inc. (the "Company") has no operations. Prior to January 31, 2000, its principal operating subsidiary, HomeAdd Financial Corporation ("HomeAdd"), was primarily engaged in the business of originating and selling second mortgage residential loans.

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

         Since January 1, 2001, the Company has been looking for and investigating other business opportunities. Although the Company has considered certain businesses in which it might engage, it has been unable to make an appropriate acquisition or identify a business that would be a viable opportunity for it to pursue. The Company has a deficiency in net assets and any future business endeavors would require additional funds from either loans or capital infusions.

Basis of Presentation

         Development stage.

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

         The accompanying unaudited condensed consolidated financial statements at November 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2001.

         Liquidated operations.

         As of January 31, 2000, the Company adopted the liquidation basis of accounting.

         As a result of the decision to cease all of HomeAdd's business operations, the Company changed its basis of accounting for its financial statements as of January 31, 2000 from the going concern basis of accounting to the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America. Consequently, assets were valued at estimated net realizable value and liabilities were presented at their estimated settlement amounts, including costs associated with carrying out the liquidation. The Company liquidated HomeAdd during the period beginning February 1, 2000 through December 31, 2000.

Note B - Long-term debt

         Unsecured note payable to the mother of the President and Chief Executive Officer of the Company
              with interest payable quarterly at 8.0 percent per year.  The unpaid principal balance is due
              on August 14, 2006.                                     $  250,000

         Unsecured convertible note payable to the mother of the President and Chief Executive Officer of the Company with interest payable annually at 8.0 percent per year.  The unpaid principal balance is due on December 20, 2005.  This note is convertible by either party into the
              Company's common stock at the rate of $.075 per share.     500,000
                                                                      ----------
                                                                      $  750,000
                                                                      ==========

Note C - Loss per share

         Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Standards (SFAS) No. 128, "Earnings per Share". The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. Since the Company incurred a loss, the treasury stock method is anti-dilutive.

Item 2.  Plan of Operation.

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

Changes in basis of accounting

         As described in Note A to its unaudited Condensed Consolidated Financial Statements included above, the Company changed its basis of accounting for its financial statements at January 31, 2000 from the going concern basis of accounting to the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America. The Company's activities during the eleven months beginning February 1, 2000 consisted primarily of selling the assets and paying the liabilities of HomeAdd Financial Corporation, ("HomeAdd"). The Company completed the liquidation of HomeAdd, its only business by December 31, 2000.

         On January 1, 2001, the Company changed its basis of accounting for its financial statements from the liquidation basis of accounting to the going concern basis of accounting in accordance with accounting principles with generally accepted in the United States of America. The Company's activities since January 1, 2001 consisted of looking for and investigating business opportunities. Although the Company has considered certain businesses in which it might engage, it has been unable to make an appropriate acquisition or identify a business that would be a viable opportunity for it to pursue. The Company's financial statements as of and for the three months ended November 30, 2001 have been prepared in accordance with disclosure requirements applicable to a development stage entity because no business opportunities have been identified and no operations have commenced.

Development stage operations

         As stated above, at January 1, 2001, the Company had completed the liquidation of HomeAdd and began searching for other business opportunities. During the three months ended November 30, 2001, the Company had no revenues.

         General and administrative expenses were $57,000 during the three months ended November 30, 2001. These expenses include salaries and related costs of $40,000; legal, accounting, and shareholder related expenses of $6,000; rent of $6,000 and other administrative expenses of $5,000. The Company does not anticipate any changes in the number of employees during this period while it attempts to identify a business opportunity.

         Interest expense incurred during the three months ended November 30,2001 was $14,000. Interest income in the amount of $2,000 was earned on cash investments during the three months ended November 30, 2001.

Liquidation stage operations

         The Company's activities during the eleven months beginning February 1, 2000 through December 31, 2000 consisted primarily of selling the assets and paying the liabilities of HomeAdd. The accruals and costs incurred during this liquidation period were recorded during the period ended August 31, 2000.

Liquidity and Capital Resources

         Anticipated Liquidity Requirements

         Certain of the Company's shareholders have advanced funds and guaranteed debt under the debt arrangements as discussed under "Debt Arrangements". At November 30, 2001, the Company's liabilities exceeded its assets by $565,000.

         The Company anticipates that its cash balances will be sufficient to pay its obligations as they become due through August 31, 2002, but that additional sources of cash will be necessary to fund its search for a business opportunity after that date. The Company cannot give any assurance that additional funds can be secured to meet its future obligations.

         Cash and Cash Equivalents

         The Company had cash and cash equivalents in the amount of $252,000 as of November 30, 2001.

         Debt Arrangements

         On December 20, 2000, Minor H. Mickel, the mother Buck A. Mickel, President and Chief Executive Officer of the Company the Company loaned the Company $500,000 under terms of an 8% convertible note payable on December 20, 2005. Under the terms of this note all principal and interest is convertible at the conversion rate of $.075 per share at the option of either the Company or holder of the convertible note.

         On August 31, 2001, Minor H. Mickel loaned the Company $250,000 under the terms of an unsecured note payable bearing interest at 8% per year with the principal balance due on August 14, 2006.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Listing of Exhibits

                      None

           (b) Reports on Form 8-K

                   There were no reports on Form 8-K filed during the fiscal quarter ended November 30, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          RSI HOLDINGS, INC.
                                          --------------------------


January 14, 2002                          /s/ Joe F. Ogburn
----------------                          --------------------------
    (Date)                                Joe F. Ogburn,
                                          Treasurer and Chief Financial Officer
                                          (Principal Accounting Officer)