Form 10QSB/A
period 2001-11-30
RSI HOLDINGS INC
filed 2002-03-14
CIK 853697

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                              FORM 10 - QSB/A No. 1

        (MARK ONE)

 [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                  For the Quarterly Period Ended November 30, 2001 or
                                             -----------------
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

                      28 East Court Street, P. O. Box 6847
                        Greenville, South Carolina 29606
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (864) 271-7171
         ---------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
         ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

    Transitional Small Business Disclosure Format (check one):Yes [ ] No [X]

                                      INDEX


                               RSI HOLDINGS, INC.
                          (A Development Stage Company)



PART I.  FINANCIAL INFORMATION                                                                     PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated balance sheet - November 30, 2001                                          1

     Condensed consolidated statement of operations - Three Months ended November
     30, 2001 and cumulative amounts for the period from January 1, 2001 through
     November 30, 2001 (period from inception as development stage company)                            2

     Condensed consolidated statement of cash flows - Three Months ended November
     30, 2001 and cumulative amounts for the period from January 1, 2001 through
     November 30, 2001 (period from inception as development stage company)                            3

     Condensed consolidated statement of changes in net assets in liquidation -
     Three Months ended November 30, 2000                                                              4

     Notes to condensed consolidated financial statements --
     November 30, 2001                                                                                 5

Item 2.  Plan of operation                                                                             7


PART II. OTHER INFORMATION                                                                             8

Item 1.  Legal Proceedings                                                                             8

Item 2.  Changes in Securities                                                                         8

Item 3.  Defaults upon senior securities                                                               8

Item 4.  Submission of Matters to a Vote of Security Holders                                           8

Item 5.  Other Information                                                                             8

Item 6.  Exhibits and Reports on Form 8-K                                                              8

SIGNATURES                                                                                             9





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


                               RSI Holdings, Inc.
                          (A Development Stage Company)
           Condensed Consolidated Statement of Operations (Unaudited)
               Three Months ended November 30, 2001 and Cumulative
               Amounts For the Period from January 1, 2001 through
                                November 30, 2001
              (Period from Inceptions as Development Stage Company)


The information previously set forth herein is deleted and replaced with the following reflecting the cumulative amounts in the condensed consolidated statement of operations from inception as a development stage company through November 30, 2001:


                                                                                                         For the
                                                                                         For the       Period from
                                                                                      Three Months      January 1,
                                                                                         Ended         2001 through
                                                                                      November 30       November 30
                                                                                          2001             2001
                                                                                      ------------    ------------

Expenses:
     Selling, general and
         administrative                                                               $  57,000       $  183,000
                                                                                      ---------        ---------
         Loss from operations                                                           (57,000)      $  183,000

Other income (expense):
     Interest income                                                                      2,000            6,000
     Interest expense                                                                   (14,000)         (43,000)
                                                                                      ---------         --------
     Total other income (expense)                                                       (12,000)         (37,000)
                                                                                      ---------         --------
Net loss                                                                               $(69,000)       $(220,000)
                                                                                      =========         ========

Net loss per share - basic
     and diluted                                                                       $   (.00)       $    (.01)
                                                                                      ==========        ========
Weighted average number
     of shares outstanding                                                           16,798,154       16,758,234
                                                                                     ==========       ==========

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



                               RSI Holdings, Inc.
                          (A Development Stage Company)
           Condensed Consolidated Statement of Cash Flows (Unaudited)
               Three Months ended November 30, 2001 and Cumulative
               Amounts For the Period from January 1, 2001 through
                                November 30, 2001
              (Period from Inception as Development Stage Company)


The information previously set forth herein is deleted and replaced with the following reflecting the cumulative amounts in the condensed consolidated statement of cash flows from inception as a development stage company through November 30, 2001:


                                                                                                         For the
                                                                                       For the        Period from
                                                                                    Three Months       January 1,
                                                                                       Ended          2001 through
                                                                                     November 30       November 30
                                                                                        2001               2001
                                                                                      ----------       -----------

Cash (used in) operating activities                                                   $ (63,000)       $(209,000)

Investing activities
     Proceeds from sale of property and equipment                                             -            1,000
                                                                                      ---------        ---------
         Net cash provided by operating activities                                            -            1,000

Financing activities
     Proceeds from long-term note payable                                                     -          250,000
                                                                                      ---------        ---------
         Net cash provided by financing activities                                            -          250,000
                                                                                      ---------        ---------
              Net (decrease) increase in cash                                           (63,000)          42,000

Cash, Beginning of Period                                                               315,000          210,000
                                                                                      ---------        ---------
Cash, End of Period                                                                   $ 252,000        $ 252,000
                                                                                      =========        =========







The accompanying notes are an integral part of this consolidated financial statement.



                               RSI Holdings, Inc.
                          (A Development Stage Company)
    Condensed Consolidated Statement of Changes in Net Assets in Liquidation
                                  (Unaudited)
                      Three Months ended November 30, 2000




Deficiency in net assets in
     liquidation at beginning of period                                                                           $(595,000)

Activity that provided net assets:
         None                                                                                                             0

Accruals and costs during period of liquidation:
         None                                                                                                             0
                                                                                                                  ---------
Deficiency in net assets in
     liquidation at November 30, 2000                                                                             $(595,000)
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

Note B - Long-term debt

         Unsecured note payable to the mother of the President and Chief
              Executive Officer of the Company with interest payable quarterly at 8.0 percent per year.  The unpaid principal balance is due on
              August 14, 2006.                                                                             $  250,000

         Unsecured convertible note payable to the mother of the President and
              Chief Executive Officer of the Company with interest payable annually at 8.0 percent per year. The unpaid principal balance is due on December 20, 2005. This note is convertible by either party
              into the Company's common stock at the rate of $.075 per share.                                 500,000
                                                                                                           ----------
                                                                                                           $  750,000
                                                                                                            =========

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



March 13, 2002                             /s/ Joe F. Ogburn
-----------------                          ------------------------------
     (Date)                                Joe F. Ogburn,
                                           Treasurer and Chief Financial Officer
                                           (Principal Accounting Officer)