Form 10QSB
period 2002-02-28
RSI HOLDINGS INC
filed 2002-04-12
CIK 853697

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10 - QSB

        (MARK ONE)

 [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                  For the Quarterly Period Ended February 28, 2002 or
                                                 -----------------
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

Common Stock,  $.01 Par Value - 23,464,820  shares  outstanding  as of April 08,
2002

        Transitional Small Business Disclosure Format (check one):Yes [ ] No [X]

                                      INDEX


                               RSI HOLDINGS, INC.
                          (A Development Stage Company)



PART I.  FINANCIAL INFORMATION                                                                     PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated balance sheet - February 28, 2002                                          1

     Condensed consolidated statement of operations - Three and Six Months ended
     February  28,  2002,  two months  ended  February  28, 2001 and  cumulative amounts  for the period  from  January 1, 2001  through  February  28, 2002
     (period from inception as development stage company)                                              2

     Condensed  consolidated statement of cash flows - Six Months ended February
     28, 2002, two months ended February 28, 2001 and cumulative amounts for the period  from  January  1, 2001  through  February  28,  2002  (period  from
     inception as development stage company)                                                           3

     Condensed consolidated statement of changes in net assets in liquidation -
     One and Four Months ended December 31, 2000                                                       4

     Notes to condensed consolidated financial statements --
     February 28, 2002                                                                                 5

Item 2.  Plan of operation                                                                             7

PART II. OTHER INFORMATION                                                                            10

Item 1.  Legal Proceedings                                                                            10

Item 2.  Changes in Securities                                                                        10

Item 3.  Defaults upon senior securities                                                              10

Item 4.  Submission of Matters to a Vote of Security Holders                                          10

Item 5.  Other Information                                                                            10

Item 6.  Exhibits and Reports on Form 8-K                                                             10

SIGNATURES                                                                                            11




                               RSI Holdings, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                February 28, 2002




Assets

Current Assets:
     Cash                                                                                     $  1,400,000
     Accounts receivable                                                                             3,000
                                                                                               -----------
Total current assets                                                                             1,403,000

Property and equipment:
     Cost                                                                                           24,000
     Less accumulated depreciation                                                                  19,000
                                                                                               -----------
                                                                                                     5,000
                                                                                               -----------
                                                                                             $   1,408,000
                                                                                               ===========

Liabilities and shareholders' equity

Current liabilities:
     Accounts payable                                                                          $     6,000
     Accrued expenses                                                                               38,000
                                                                                               -----------
                                                                                                    44,000

Long-term debt - Note B                                                                          1,510,000

Shareholders' equity:
     Common Stock, $.01 par value-authorized
         25,000,000 shares, issued and outstanding
         23,464,820 shares at February 28, 2002                                                    235,000
     Additional paid-in capital                                                                  4,789,000
     Deficit related to liquidated operations                                                   (4,869,000)
     Deficit accumulated during development stage
         (beginning January 1, 2001)                                                              (301,000)
                                                                                               -----------
                                                                                                  (146,000)
                                                                                               -----------
                                                                                               $ 1,408,000
                                                                                               ===========






The accompanying notes are an integral part of these consolidated financial statements.

                               RSI Holdings, Inc.
                          (A Development Stage Company)
           Condensed Consolidated Statement of Operations (Unaudited)
                  Three and Six Months ended February 28, 2002
                       Two Months ended February 28, 2001
                             and Cumulative Amounts
          For the Period from January 1, 2001 through February 28, 2002
              (Period from Inception as Development Stage Company)


                                                                                                        For the
                                                  For the          For the           For the          Period from
                                                Three Months      Six Months        Two Months          January 1
                                                   Ended            Ended             Ended           2001 through
                                                February 28       February 28       February 28       February 28
                                                   2002              2002              2001               2002
                                                ------------      ------------     -------------      ------------

Expenses:
     Selling, general and
         administrative                           $ 68,000         $125,000          $ 25,000          $ 251,000
                                                  --------        ---------          ---------         ---------
Loss from operations                               (68,000)        (125,000)          (25,000)         $(251,000)

Other income (expense):
     Interest income                                 1,000            3,000                 0              7,000
     Interest expense                              (14,000)         (28,000)           (6,000)           (57,000)
                                                  --------         --------         ---------          ---------
     Total other income (expense)                  (13,000)         (25,000)           (6,000)           (50,000)
                                                  --------         --------         ---------          ---------
Net loss                                          $(81,000)       $(150,000)         $(31,000)         $(301,000)
                                                  ========        =========          ========          =========

Net loss per share - basic
     and diluted                                  $   (.00)       $    (.01)         $   (.00)         $   (.02)
                                                  ========        =========          ========         =========
Weighted average number
     of shares outstanding                      19,612,969       18,197,786        16,625,740         17,364,192
                                                ==========      ===========        ==========         ==========

Effective January 1, 2001, the Company changed its accounting presentation to those standards that apply to development state enterprises from the liquidation basis of accounting.

During the four months ended December 31, 2000, the Company reported its results under the liquidation basis of accounting as found on page 4 of this report.

The Company changed its accounting presentation to the liquidation basis of accounting from the going concern basis of accounting effective January 31, 2000 and presented its financial information under the liquidation basis of accounting from February 1, 2000 through December 31, 2000.

The accompanying notes are an integral part of these consolidated financial statements.



                               RSI Holdings, Inc.
                          (A Development Stage Company)
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                       Six Months ended February 28, 2002
                       Two Months ended February 28, 2001
                             and Cumulative Amounts
          For the Period from January 1, 2001 through February 28, 2002
              (Period from Inception as Development Stage Company)



                                                                                                      For the
                                                               For the                For the       Period from
                                                              Six Months             Two Months       January 1,
                                                                 Ended                 Ended         2001 through
                                                              February 28            February 28      February 28
                                                                  2002                  2001             2002
                                                              -----------            ------------   -------------

Cash (used in) operating activities                              $ (175,000)          $ (59,000)      $ (321,000)

Investing activities
     Proceeds from sale of equipment                                      -               1,000            1,000
                                                                  ---------           ---------        ---------
         Net cash provided by investing
              activities                                                  -               1,000            1,000
                                                                  ---------           ---------        ---------
Financing activities
     Proceeds from long-term note payable                         1,260,000                   -        1,510,000
                                                                  ---------           ---------        ---------
         Net cash provided by financing
              Activities                                          1,260,000                   -        1,510,000
                                                                  ---------           ---------        ---------
              Net (decrease) increase in cash                     1,085,000             (58,000)       1,190,000

Cash, Beginning of Period                                           315,000             210,000          210,000
                                                                  ---------           ---------        ---------
Cash, End of Period                                              $1,400,000           $ 152,000       $1,400,000
                                                                  =========           =========        =========







The accompanying notes are an integral part of these consolidated financial statements.


                               RSI Holdings, Inc.
                          (A Development Stage Company)
    Condensed Consolidated Statement of Changes in Net Assets in Liquidation
                                   (Unaudited)
                   One and Four Months ended December 31, 2000



                                                                                      For the                  For the
                                                                                     One Month               Four Months
                                                                                       Ended                    Ended
                                                                                    December 31              December 31
                                                                                       2000                     2000
                                                                                    -----------             -----------

Deficiency in net assets in
     liquidation at beginning of period                                              $(595,000)               $(595,000)

Activity that provided net assets:
         Conversion of debt to common stock                                            250,000                  250,000

Accruals and costs during period of liquidation:
         None                                                                                -                        -
                                                                                     ---------                ---------
Deficiency in net assets in
     liquidation at December 31, 2000                                                $(345,000)               $(345,000)
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

Nature of business

         On January 18, 2002, RSI Holdings, Inc. (the "Company"), executed a letter of intent to acquire substantially all of the assets of Employment Solutions, LLC, a South Carolina limited liability company.

         On March 4, 2002, the Company through a newly-formed, wholly-owned subsidiary, Employment Solutions, Inc., a South Carolina corporation ("Employment Solutions"), acquired substantially all of the assets of Employment Solutions, LLC, a South Carolina limited liability company. Employment Solutions is in the business of locating and providing temporary labor primarily to manufacturing concerns in the Southeastern United States. Most of Employment Solutions' employees are foreign nationals. Prior to the asset purchase, the Company had not conducted any business since January 31, 2000 other than seeking acquisition opportunities and liquidating the assets of its prior business.

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

         During the period from January 1, 2001 through March 4, 2002, the Company searched for and investigated certain business opportunities.

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

         The accompanying unaudited condensed consolidated financial statements at February 28, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2001.

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

Note B - Long-term debt

     Unsecured note payable to the mother of the President and Chief
        Executive Officer of the Company with interest payable
        quarterly at 8.0 percent per year.  The unpaid principal
        balance is due on August 14, 2006.                            $  250,000

     Unsecured note payable to the mother of the President and
        Chief Executive Officer of the Company with interest payable annually at 7.0 percent per year.  The unpaid principal
        balance is due on February 14, 2007.                           1,200,000

     Unsecured notes payable to the President and Chief Executive
        Officer of the  Company  and his two adult  siblings in
        the amount of $20,000 each with interest  payable annually at 7.0 percent per year. The unpaid principal balance is
        due on February 25, 2007.                                         60,000
                                                                      ----------
                                                                      $1,510,000
                                                                      ==========

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

Item 2.  Plan of Operation.

General

         Special Cautionary Notice Regarding Forward-Looking Statements.

         This Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act. Forward-looking statements are indicated by such terms as "expects", plans", "anticipates", and words to similar effect. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors ("Cautionary Statements") that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this Report on Form 10-QSB. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

Acquisition of business

         On March 4, 2002, the Company, through Employment Solutions, its newly-formed, wholly-owned subsidiary, acquired substantially all of the assets of Employment Solutions, LLC, a South Carolina limited liability company. Employment Solutions is in the business of locating and providing temporary labor primarily to manufacturing concerns in the Southeastern United States. Most of Employment Solutions' employees are foreign nationals. Prior to the asset purchase, the Company had not conducted any business since January 31, 2000 other than seeking acquisition opportunities and liquidating the assets of its prior business.

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

         The Company's financial statements as of and for the three and six months ended February 28, 2002 have been prepared in accordance with disclosure requirements applicable to a development stage entity because no planned operations have commenced.

Development stage operations

         As stated above, at January 1, 2001, the Company had completed the liquidation of HomeAdd and began searching for other business opportunities. During the three and six months ended February 28, 2002, the Company had no revenues.

         General and administrative expenses were $68,000 and $125,000 during the three and six months ended February 28, 2002 as compared to $25,000 during the two months ended February 28, 2001. These expenses during the six months ended February 28, 2002 include salaries and related costs of $81,000; legal, accounting, and shareholder related expenses of $21,000; rent of $11,000 and other administrative expenses of $12,000.

         Interest expense incurred during the three and six months ended February 28, 2002 was $14,000 and $28,000, respectively as compared to $6,000 during the two months ended February 28, 2001. Interest income in the amount of $1,000 and $3,000 was earned on cash investments during the three and six months ended February 28, 2002.

Liquidation stage operations

         The Company's activities during the eleven months beginning February 1, 2000 through December 31, 2000 consisted primarily of selling the assets and paying the liabilities of HomeAdd. The accruals and costs incurred during this liquidation period were recorded during the period ended August 31, 2000.

Liquidity and Capital Resources

         Anticipated Liquidity Requirements

         Certain of the Company's shareholders have advanced funds as discussed under "Debt Arrangements". At February 28, 2002, the Company's liabilities exceeded its assets by $146,000.

         The Company anticipates that its cash balances and cash generated by the operations of its newly acquired subsidiary, Employment Solutions will be sufficient to fund its cash requirements during the next twelve months.

         Cash and Cash Equivalents

         The Company had cash and cash equivalents in the amount of $1,400,000 as of February 28, 2002. Cash includes proceeds of loans made to the Company in anticipation of the acquisition of Employment Solutions in the aggregate amount of $1,260,000 as discussed below.

         Debt Arrangements

         On August 31, 2001, Minor H. Mickel, the mother of Buck A. Mickel, President and Chief Executive Officer of the Company loaned the Company $250,000 under the terms of an unsecured note payable bearing interest at 8% per year with the principal balance due on August 14, 2006.

         On February 14, 2002, Minor H. Mickel loaned the Company $1,200,000 under the terms of an unsecured note payable bearing interest at 7% per year with the principal balance due on February 14, 2007. On February 25, 2002, Buck
A. Mickel and his two adult siblings each loaned the Company $20,000 under the terms of an unsecured note payable bearing interest at 7% per year with the principal balance due on February 25, 2002. Total proceeds of these loans, aggregating $1,260,000, were used in the purchase of Employment Solutions.

Debt converted into common stock

         On December 20, 2000, Minor H. Mickel the Company loaned the Company $500,000 under terms of an 8% convertible note payable on December 20, 2005. Under the terms of this note all principal and interest is convertible at the conversion rate of $.075 per share at the option of either the Company or holder of the convertible note. Effective January 21, 2002, the entire principal amount of $500,000 was converted into 6,666,666 shares of the Company's common stock.

Acquisition debt

         On March 4, 2002, the Company through its wholly-owned subsidiary, Employment Solutions, purchased the assets of Employment Solutions, LLC for total consideration of $2,060,000. Cash of $1,260,000 was paid at closing. The remaining consideration of $800,000 was paid in the form of a five-year note bearing interest at the rate of 6% per year secured by the Company's pledge of all the outstanding stock of Employment Solutions.

PART II.  Other information

ITEM 1.  LEGAL PROCEEDINGS*

ITEM 2.   CHANGES IN SECURITIES*

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES*

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarizes the votes at the Annual Meeting of the Company's shareholders held on January 24, 2002.

                                                                       Broker
      Matter           For      Against     Withheld    Abstentions   Nonvotes
      ------           ---      -------     ---------   -----------   --------
Election of
Directors
Buck A. Mickel       16,172,702     N/A           108,090        N/A        0
C. C. Guy            16,181,295     N/A            99,497        N/A        0
Charles M. Bolt      16,181,295     N/A            99,497        N/A        0
Joe F. Ogburn        16,172,702     N/A           108,090        N/A        0
Charles C. Mickel    16,181,295     N/A            99,497        N/A        0

Ratification of
Appointment of
Elliott, Davis &
Company L.L.P.
for fiscal 2002      16,182,541    1,776             N/A      96,475        0



ITEM 5.        OTHER INFORMATION*

On April 2, 2002, the Greenwood, South Carolina office and warehouse facility of Employment Solutions, the Company's newly acquired subsidiary, burned. Substantially all the furniture and equipment and historical records contained in the office were destroyed, including substantially all of the historical financial records of Employment Solutions, LLC and its predecessor corporation. The effect on operations was not material. The Company is currently assessing its insurance coverage. The Company is also assessing whether the loss of records will affect its ability to provide historical financial statements for Employment Solutions.

*Items 1, 2, and 3 are not presented as they are not applicable or the information required thereunder is substantially the same as information previously reported.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Listing of Exhibits

                      None

           (b) Reports on Form 8-K

                   The Company filed a Current Report on Form 8-K, dated January 21, 2002, with respect to the conversion of a $500,000 convertible note into 6,666,666 shares of the Company's common stock. Also included were disclosures regarding transfers of the Company's common stock to Buck A. Mickel and his two adult siblings from their mother on January 28, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           RSI HOLDINGS, INC.
                                           --------------------------



 April 12, 2002                            /s/ Joe F. Ogburn
-----------------                          ------------------------------
     (Date)                                Joe F. Ogburn,
                                           Treasurer and Chief Financial Officer
                                           (Principal Accounting Officer)