Form 10QSB
period 2002-05-31
RSI HOLDINGS INC
filed 2002-07-12
CIK 853697

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10 - QSB

        (MARK ONE)

 [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                  For the Quarterly Period Ended May 31, 2002 or
                                             -----------------
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

Common Stock, $.01 Par Value - 7,821,455 shares outstanding as of July 08, 2002

        Transitional Small Business Disclosure Format (check one):Yes [ ] No [X]


                                      INDEX


                               RSI HOLDINGS, INC.



PART I.  FINANCIAL INFORMATION                                                                     PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated balance sheet - May 31, 2002                                               1

     Condensed  consolidated  statements  of operations - For the three and nine
     Months ended May 31, 2002 and three and five months ended May 31, 2001                            2

     Condensed consolidated statements of cash flows - For the nine Months ended
     May 31, 2002 and five months ended May 31, 2001                                                   3

     Condensed consolidated statements of changes in net assets in liquidation -
     For the one and four Months  ended  December  31, 2000                                            4

     Notes to condensed consolidated financial statements -- May 31, 2002                              5

Item 2.  Management's discussion and analysis of financial
         condition and results of operations                                                           9

PART II. OTHER INFORMATION                                                                            12

Item 1.  Legal Proceedings                                                                            12

Item 2.  Changes in Securities                                                                        12

Item 3.  Defaults upon senior securities                                                              12

Item 4.  Submission of Matters to a Vote of Security Holders                                          12

Item 5.  Other Information                                                                            12

Item 6.  Exhibits and Reports on Form 8-K                                                             12

SIGNATURES                                                                                            13



                               RSI Holdings, Inc.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                  May 31, 2002




Assets

Current Assets:
     Cash                                                                                       $  158,049
     Accounts receivable                                                                            66,538
     Prepaid expenses and other                                                                     24,958
                                                                                               -----------
Total current assets                                                                               249,545

Property and equipment:
     Cost                                                                                           66,175
     Less accumulated depreciation                                                                  20,358
                                                                                               -----------
         Property and equipment - net                                                               45,817
                                                                                               -----------

Other assets:
     Intangible asset, net of
         amortization of $67,500 - Note D                                                        1,861,270
     Other                                                                                          32,023
                                                                                               -----------
         Total other assets                                                                      1,893,293
                                                                                               -----------
                                                                                               $ 2,188,655
                                                                                               ===========

Liabilities and shareholders' equity

Current liabilities:
     Accounts payable                                                                          $    69,412
     Accrued expenses                                                                               72,606
     Current maturities of long-term debt                                                          143,575
                                                                                               -----------
         Total current liabilities                                                                 285,593

Long-term debt - Note E                                                                          2,131,854

Shareholders' equity:
     Common Stock, $.01 par value-authorized
         25,000,000 shares, issued and outstanding
         23,464,820 shares at May 31, 2002                                                         234,648
     Additional paid-in capital                                                                  4,789,066
     Deficit                                                                                    (5,252,506)
                                                                                               -----------
                                                                                                  (228,792)
                                                                                               -----------
                                                                                               $ 2,188,655
                                                                                               ===========




The accompanying notes are an integral part of these consolidated financial statements.



                                                                       RSI Holdings, Inc.
                                                 Condensed Consolidated Statements of Operations (Unaudited)
                                                         For the Three and Nine Months ended May 31, 2002
                                                            and Three and Five Months ended May 31, 2001



                                                 For the          For the               For the            For the
                                              Three Months       Nine Months          Three Months       Five Months
                                                  Ended            Ended                 Ended              Ended
                                                  May 31           May 31                May 31             May 31
                                                   2002             2002                  2001               2001
                                                ----------       ----------          ------------         ---------
Revenues from services                          $1,021,027       $1,021,027          $          0         $       0
Cost of services                                   820,519          820,519                     0                 0
                                                ----------       ----------          ------------         ---------
Gross profit                                       200,508          200,508                     0                 0

Expenses:
     Selling, general and
         administrative                            244,814          369,725                46,215            72,188
                                                  --------        ---------           -----------         ---------
Loss from operations
                                                   (44,306)        (169,217)              (46,215)          (72,188)
Other income (expense):
     Interest income and other                         775            3,248                 1,476             2,813
     Interest expense                              (39,100)         (66,904)              (10,082)          (16,781)
                                                  --------         --------            ----------         ---------
     Total other income (expense)                  (38,325)         (63,656)               (8,606)          (13,968)
                                                  --------         --------            ----------         ---------
Net loss                                          $(82,631)       $(232,873)           $  (54,821)        $ (86,156)
                                                  ========        =========            ==========         =========
Net loss per share - basic
     and diluted                                  $   (.01)       $    (.03)           $    (.01)         $    (.02)
                                                  ========        =========            ==========          ========
Weighted average number
     of shares outstanding *                     7,821,606        6,657,585             5,599,385         5,569,951
                                                ==========      ===========            ==========        ==========






* The weighted average number of shares outstanding have been retroactively adjusted for the three-to-one reverse stock split. See Note F.

Effective March 1, 2002, with the acquisition of Employment Solutions, Inc., the Company began to generate revenue and ceased to be a development stage enterprise. For the period from January 1, 2001 through February 28, 2002, the Company adopted the accounting principles generally accepted in the United States of America that apply to established operating enterprises.

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



                                                     RSI Holdings, Inc.
                                 Condensed Consolidated Statements of Cash Flows (Unaudited)
                                            For the Nine Months ended May 31, 2002
                                              and Five Months ended May 31, 2001



                                                                                   For the            For the
                                                                                 Nine Months        Five Months
                                                                                    Ended              Ended
                                                                                    May 31            May 31
                                                                                     2002               2001
                                                                                  -----------       -----------

Cash (used in) operating activities                                                $ (180,121)       $ (93,911)

Investing activities
     Proceeds from sale of equipment                                                        -              500
     Purchase of property and equipment                                               (32,451)               -
     Net cash paid for acquired business                                           (1,168,192)               -
     Other                                                                             (1,208)               -
                                                                                    ---------        ---------
         Net cash (used in) provided
              by investing activities                                              (1,201,851)             500
                                                                                   ----------        ---------
Financing activities
     Proceeds from long-term notes payable                                          1,260,000                -
     Payment of long-term debt                                                        (34,571)               -
                                                                                    ---------        ---------
         Net cash provided by financing
              activities                                                            1,225,429                -
                                                                                    ---------        ---------
              Net (decrease) in cash                                                 (156,543)         (93,411)

Cash, beginning of period                                                             314,592          210,358
                                                                                    ---------        ---------
Cash, end of period                                                                  $158,049        $ 116,947
                                                                                    =========        =========





















The accompanying notes are an integral part of these consolidated financial statements.



                                                         RSI Holdings, Inc.
                    Condensed Consolidated Statements of Changes in Net Assets in Liquidation (Unaudited)
                                     For the One and Four Months ended December 31, 2000






                                                                                     For the                 For the
                                                                                    One Month              Four Months
                                                                                      Ended                   Ended
                                                                                   December 31             December 31
                                                                                       2000                     2000
                                                                                   -----------             -----------

Deficiency in net assets in
     liquidation at beginning of period                                              $(595,253)               $(595,253)

Activity that provided net assets:
         Conversion of debt to common stock                                            250,000                  250,000

Accruals and costs during period of liquidation:
         None                                                                                -                        -
                                                                                     ---------                ---------
Deficiency in net assets in
     liquidation at December 31, 2000                                                $(345,253)               $(345,253)
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

         The Company completed the liquidation of its prior business during the eleven months from February 1, 2000 through December 31, 2000. During the period from January 1, 2001 through March 4, 2002, the Company searched for and investigated business opportunities.

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements at May 31, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2001.

         Development stage.

         As of January 1, 2001, the Company had completed the liquidation of its prior business and adopted the accounting principles generally accepted in the United States of America that apply to established operating enterprises. During the period from January 1, 2001 through February 28, 2002, the Company devoted substantially all its efforts to locating and establishing a new business, but had no operating business or revenues. As a result, on January 1, 2001 the Company began reporting under those accounting principles that apply to development stage enterprises. Accounting principles generally accepted in the United States of America that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and determine whether a cost incurred by a development stage enterprise is to be charged to expense when incurred or is to be capitalized or deferred.

         Effective with the purchase of Employment Solutions on March 4, 2002 the Company began operations which generated revenues. As a result the Company ceased to report under those standards that apply to a development stage enterprise.

         Liquidated operations.

         As of January 31, 2000, the Company adopted the liquidation basis of accounting.

         As a result of the decision to cease all of its prior business operations, the Company changed its basis of accounting for its financial statements as of January 31, 2000 from the going concern basis of accounting to the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America. Consequently, assets were valued at estimated net realizable value and liabilities were presented at their estimated settlement amounts, including costs associated with carrying out the liquidation. The Company liquidated its prior business operations during the period beginning February 1, 2000 through December 31, 2000.

Note B - Purchase transaction

         On March 4, 2002 the Company was a public entity that met the criteria of a public shell in that it had no significant ongoing operations or revenue producing activities. In consideration of this, a determination was made as to whether the Company or Employment Solutions was the acquirer, and whether the business combination should be treated as a reverse acquisition or as a re-capitalization of the acquired entity.

         The Company effected the business combination with Employment Solutions solely through the distribution of cash and by incurring liabilities. The transaction had no effect on equity or the outstanding shares of the Company or Employment Solutions. For these reasons, the Company is considered the acquirer in this business combination. In accordance with SFAS 141, intangible assets have been recorded for the amount of excess of cost over book value of the net assets acquired.

         The transaction also includes a provision that will be accounted for as contingency in the purchase transaction based on the future earnings of Employment Solutions. The provision provides for the payment of an annual bonus of up to 20% of earnings in excess of $630,000. The bonus is to be paid to an executive who has no significant ongoing responsibilities and is consideration for the non-compete component of his employment agreement. The amount to be paid cannot be determined beyond a reasonable doubt and adjustments to the purchase price will be made annually.

Note C - Calculation of purchase price

         The preliminary allocation of the cost to acquire Employment Solutions is described in the table below:

Cash payment to sole stockholder of Employment Solutions         $1,260,000
Note payable to sole stockholder of Employment Solutions            800,000
Cash received in insurance settlement                               (36,657)
                                                                  ---------
         Total cost                                              $2,023,343
                                                                  =========

         The leased premises of Employment Solutions were destroyed by fire on April 2, 2002 and the Company received $36,657 in insurance proceeds for assets destroyed in the fire.

Note D - Calculation of intangible asset

         The following table  summarizes the estimated fair values of the assets
acquired  and  liabilities   assumed  at  the  date  of  acquisition   based  on
management's estimates.

Total assets acquired                                               $171,877
Total liabilities assumed                                             77,304
                                                                    --------
         Net assets acquired                                        $ 94,573
                                                                    ========

         Excess of book value over cost of net assets acquired for the merger was calculated as follow:

Total cost                                                        $2,023,343
Net assets acquired                                                   94,573
                                                                   ---------
Total excess of book value over cost of net assets acquired        1,928,770
Less amortization                                                     67,500
                                                                   ---------
Net intangible asset                                              $1,861,270
                                                                   =========

         In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and is assessed annually for impairment. The Company is in the process of obtaining third-party valuations of intangible assets
relating  to  the  non-compete   agreement.   The  Company  recorded   estimated
amortization of $67,500 (subject to adjustment based on the third-party valuation) relating to the non-compete agreement.

Note E - Long-term debt

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
         The unpaid principal balance is due on February 25, 2007.        60,000

         Note payable to Employment Solutions, LLC in monthly
         installments of $15,466 including interest at 6% per
         year through  March 4, 2007 secured by the outstanding
         common stock of Employment  Solutions, Inc.                     765,429
                                                                      ----------
                                                                       2,275,429
                           Less current portion                          143,575
                                                                      ----------
                                                                      $2,131,854
                                                                      ==========

Note F - Loss per share

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

         At a special meeting of the shareholders of the Company held on June 10, 2002, a reverse split of the Company's outstanding shares of Common Stock with a reverse split ratio of three-to-one was approved. The weighted average number of shares outstanding and net loss per share information have been retroactively adjusted to reflect the effects of the reverse stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Special Cautionary Notice Regarding Forward-Looking Statements.

         This Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act. Forward-looking statements are indicated by such terms as "expects", plans", "anticipates", and words to similar effect. Such forward-looking statements are subject to known and unknown risks (including without limitation those described in "Risk Factors" below), uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors ("Cautionary Statements") that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this Report on Form 10-QSB. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

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

Changes in basis of accounting

         As described in Note A to its unaudited Condensed Consolidated Financial Statements included above, the Company changed its basis of accounting for its financial statements at January 31, 2000 from the going concern basis of accounting to the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America. The Company's activities during the eleven months beginning February 1, 2000 consisted primarily of selling the assets and paying the liabilities of its prior business. The Company completed the liquidation of its prior business by December 31, 2000.

         On January 1, 2001, the Company changed its basis of accounting for its financial statements from the liquidation basis of accounting to the going concern basis of accounting in accordance with accounting principles with generally accepted in the United States of America. The Company's activities since January 1, 2001 through February 28, 2002 consisted of looking for and investigating business opportunities.

         The Company's financial statements as of and for the eight months ended August 31, 2001 and the three and six months ended February 28, 2002 were prepared in accordance with disclosure requirements applicable to a development stage entity because the Company had no revenues during the period from January 1, 2001 through February 28, 2002.

Results of operations

         The Company had no revenues during fiscal 2002 except those generated beginning on March 4, 2002 by Employment Solutions. Employment Solutions is a provider of temporary manual labor. Its customers are primarily in the meat packing, lumber and other industrial businesses. It operates from an office facility in Greenwood, SC. During the three months ended May 31, 2002 the Company's revenues were $1,021,027.

         The cost of services of $820,519 was incurred by Employment Solutions during the three months ended May 31, 2002. These costs include wages paid directly to the employees, payroll taxes, workers compensation insurance and other costs directly associated with employment of the workers.

         General and administrative expenses were $244,814 and $369,725 during the three and nine months ended May 31, 2002 as compared to $46,215 and $72,188 during the three and five months ended May 31, 2001. The expenses, exclusive of Employment Solutions, during the nine months ended May 31, 2002 include salaries and related costs of $148,419; legal, accounting, and shareholder related expenses of $44,227; rent of $20,250 and other administrative expenses of $27,386. The expenses during the nine months ended May 31, 2002 also include selling and administrative expenses incurred by Employment Solutions during the three months ended May 31, 2002 of $61,943 and the estimated amortization of a covenant not to compete of $67,500.

         Interest expense incurred during the three and nine months ended May 31, 2002 was $39,100 and $66,904, respectively as compared to $10,082 and $16,781 during the three and five months ended May 31, 2001. The increase in interest expense relates primarily to interest incurred on borrowings relating to the acquisition of Employment Solutions. Interest income and other income in the amount of $3,248 was primarily from earnings on cash investments during the nine months ended May 31, 2002.

Liquidation stage operations

         The Company's activities during the eleven months beginning February 1, 2000 through December 31, 2000 consisted primarily of selling the assets and paying the liabilities of its prior business. The accruals and costs incurred during this liquidation period were recorded during the period ended August 31, 2000.

Liquidity and Capital Resources

         Anticipated Liquidity Requirements

         Certain of the Company's shareholders have advanced funds as discussed under "Debt Arrangements". At May 31, 2002, the Company's liabilities exceeded its assets by $228,792.

         The Company anticipates that its cash balances and cash generated by the operations of Employment Solutions will be sufficient to fund its cash requirements during the next twelve months.

         Employment Solutions collects from its customers and pays its employees each week for work performed during the previous week. Typically at the beginning of each week Employment Solutions invoices its customers for the hours worked during the previous week and the customers typically pay during that same week. Employment Solutions also pays its employees each Friday for the same hours as invoiced to the customers during that week. Although the customers have paid for services provided as described above during the period since March 4, 2002, the Company is dependent upon a few customers and can give no assurance that these customers will continue to pay in a timely manner.

         Cash and Cash Equivalents

         The Company had cash and cash equivalents in the amount of $158,049 as of May 31, 2002.

         Debt Arrangements

         On August 31, 2001, Minor H. Mickel, the mother of Buck A. Mickel, President and Chief Executive Officer of the Company loaned the Company $250,000 under the terms of an unsecured note payable bearing interest at 8% per year with the principal balance due on August 14, 2006.

         On February 14, 2002, Minor H. Mickel loaned the Company $1,200,000 under the terms of an unsecured note payable bearing interest at 7% per year with the principal balance due on February 14, 2007. On February 25, 2002, Buck
A. Mickel and his two adult siblings each loaned the Company $20,000 under the terms of unsecured notes payable bearing interest at 7% per year with the principal balance due on February 25, 2007. Total proceeds of these loans, aggregating $1,260,000, were used in the purchase of Employment Solutions.

         On March 4, 2002, the Company through its wholly-owned subsidiary, Employment Solutions, incurred long-term debt in the amount of $800,000 payable in equal monthly installments of $15,466 over five year at an interest at the rate of 6% per year. The note is secured by the Company's pledge of the common stock of Employment Solutions.

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

Risk Factors

         The Company is dependent on a few customers in that a majority of its revenues are from three customers. The Company can give no assurance that these customers will continue to need the services that it provides.

         The Company is continually subject to the risk of new regulations that could materially impact its business. A number of bills have been introduced in Congress which, if enacted, would impose conditions which could materially adversely affect its business. An example is a proposed bill that would, if enacted, require its workers to receive the same pay and benefits as its customers' regular employees.

         The Company is dependent upon the availability of the foreign nationals that it employs. It must continually attract reliable workers to fill positions and may from time to time experience shortages of available temporary workers. The Company can give no assurance that its supply of labor will continue to be available.

         The Company is dependent upon the availability of workers compensation insurance. It cannot be certain that such insurance will always be available or will be available at an affordable price.

PART II.       Other information

ITEM 1.        LEGAL PROCEEDINGS*

ITEM 2.        CHANGES IN SECURITIES*

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES*

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*

ITEM 5.        OTHER INFORMATION

               On June 10, 2002, the Company approved amendments to the Company's Articles of Incorporation to effect a three-for-one reverse split of the issued and outstanding shares of the Company's common stock. As a result of the reverse stock split, every three shares of the Company's common stock was converted into one share of common stock on June 11, 2002. The Company's post-split common stock began trading on the Over-the-Counter Bulletin Board on June 13, 2002 under the symbol RSII. A new CUSIP number was issued for the Company's post-split common stock (749723201).

               All stockholders holding physical stock certificates are required to surrender their old stock certificates in exchange for new stock certificates. In this regard, stockholders have been notified by the Company's transfer agent, American Stock Transfer & Trust Company, regarding the process for exchanging existing stock certificates representing pre-split shares.

*Items 1, 2, 3, and 4 are not presented as they are not applicable or the information required thereunder is substantially the same as information previously reported.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Listing of Exhibits

                  None

         (b) Reports on Form 8-K

                  On March 18, 2002, the Company filed a Current Report on Form 8-K, dated March 4, 2002, with respect to the acquisition of assets of Employment Solutions, LLC.

                  On May 20, 2002, the Company filed a Current Report on Form 8-K, Amendment No. 1 that includes the audited financial statements of the Employment Solutions, LLC as well as unaudited pro forma condensed combined financial statements that give effect to the acquisition.

                                   SIGNATURES








In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             RSI HOLDINGS, INC.
                                         --------------------------



 July 12, 2002                               /s/ Joe F. Ogburn
-----------------                        ------------------------------
     (Date)                               Joe F. Ogburn,
                                          Treasurer and Chief Financial Officer
                                          (Principal Accounting Officer)