Form 10KSB
period 2002-08-31
RSI HOLDINGS INC
filed 2002-11-27
CIK 853697

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

X ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended August 31, 2002

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

         The issuer's revenues from operations during fiscal year 2002 were $2,265,342.


         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates as of November 12, 2002 was $95,356.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (November 12, 2002).

    Common Stock, par value     7,821,455 shares outstanding    $.01 per share

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the annual shareholders' meeting currently scheduled to be held on January 30, 2003, are incorporated by reference into Part III.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I.

Item 1. Description of Business

         RSI Holdings, Inc. (the "Company") was incorporated in North Carolina in 1978.

         On January 18, 2002, RSI Holdings, Inc. (the "Company"), executed a letter of intent to acquire substantially all of the assets of Employment Solutions, LLC, a South Carolina limited liability company. On March 4, 2002, the Company acquired substantially all of the assets of Employment Solutions, LLC, a South Carolina limited liability company through a newly-formed, wholly-owned subsidiary, Employment Solutions, Inc., a South Carolina corporation ("Employment Solutions"). Employment Solutions is in the business of locating and providing labor to industrial companies.

         Prior to January 31, 2000, the Company's wholly-owned subsidiary, HomeAdd Financial Corporation, engaged in the consumer finance business and originated and sold consumer finance receivables, substantially all of which were loans secured by mortgages on improved real estate. Effective at January 31, 2000, the Company decided that HomeAdd should cease all business activities and begin the orderly liquidation of its assets and settlement of its liabilities. The Company completed the liquidation of HomeAdd during December 2000. During the period from January 1, 2001 through March 4, 2002, the Company searched for and investigated business opportunities.

Services

         The Company operates through its wholly-owned subsidiary, Employment Solutions, and provides manual labor to industrial businesses from its facility in Greenwood, South Carolina. The Company makes arrangements with its client companies to provide the client companies with manual labor. The Company's client companies request workers according to their needs and the Company fills the vacancies from a pool of available labor. The client companies pay the Company for the hours worked at a negotiated rate per hour and the Company is responsible for paying the workers for the hours worked plus the related payroll taxes, insurance and other payroll costs. The workers work at the client company's job site and under the direction of the client company's personnel.

Client customers

         The Company provides workers to industrial businesses that need manual labor. Normally experience or skill in a particular industry is not required. Revenues from each of the Company's three largest client companies exceeded 10% of net revenues during the fiscal year ended August 31, 2002. Revenues from these three client companies accounted for a substantial amount of the net revenues of the Company.

Billing practices

         The Company collects from its client companies and the workers are paid each week for work performed during the previous week. Typically at the beginning of each week the Company invoices its client companies for the hours worked during the previous week and the client companies typically pay during that same week.

Competition

         The manual labor sector of the staffing industry is highly fragmented and highly competitive. The Company's competitors include a large number of sole proprietorship, as well as regional and national organizations. Many of them are large corporations with substantially greater resources than the Company. The Company primarily competes based on its reputation for trustworthiness, its overall business experience and its connections to the labor market along with responding quickly to client requests allow it to compete in this sector of the staffing industry.

Regulations

         The Company is required to comply with applicable state and federal wage and hour laws. These laws require payment of employees at minimum wage and overtime rates. The Company is also required to comply with laws regulating the employer/employee relationship, such as tax withholding or reporting social security, antidiscrimination and workers' compensation. In addition, the Company must comply with all immigration laws, including the Immigration Reform and Control Act.

         The Company's executive offices are located at 28 East Court Street, Greenville, South Carolina, 29601. Its telephone number is (864) 271-7171. At August 31, 2002 the Company had a total of four (4) full time employees.

Critical Accounting Policy

           We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The significant accounting policies of the company are described in the footnotes to the consolidated financial statements at August 31, 2002.

         Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of our company.

           We believe that the valuation allowance related to the deferred tax asset is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the discussion under Provision for Income Taxes section of this report for a detailed description of our methodology related to the recording of the valuation allowance for deferred taxes.

Environmental Matters

         The Company is subject to federal, state and local environmental laws and regulations, however, due to the nature of the Company's current activities, such laws and regulations do not have a direct, substantial impact on the Company's business operations.

Item 2. Description of Property

         The Company leases approximately 3,000 square feet of floor space located at 28 East Court Street, Greenville, South Carolina to serve as its principal executive offices. The Company believes that the property is adequate and suitable for executive office space. The monthly rental expense is $2,550. This lease includes office furniture and equipment. The office space at 28 East Court Street is leased from CTST, LLC. CTST, LLC is owned by three shareholders, all being beneficial owners of more than 5% of the outstanding common stock of the Company. One of the shareholders is the President, Chief Executive Officer and a director of the Company and the other two shareholders are his adult siblings, one of whom is also a director of the Company. The Company believes that this lease contains provisions as favorable to the Company as could be obtained from a third-party landlord.

         In April 2002, Employment Solutions leased a warehouse and office facility in Greenwood, South Carolina containing approximately 3,000 square feet under a one year lease arrangement that requires rent of $1,200 per month plus an additional common maintenance fee of $75 per month. Employment Solutions has the option to continue the lease for one additional year under the same arrangement with the rent amount adjusted to reflect any change in the consumer price index.

         The Company's has no plans to invest in real estate, real estate mortgages or persons engaged primarily in real estate activities nor does it have any formal policy with respect to such investments.

         The Company carries such insurance as is considered reasonable and necessary to cover its casualty and liability exposures. The Lessor pays the insurance on the facility described above.

Item 3. Legal Proceedings

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of securities holders during the fourth quarter of the Company's 2002 fiscal year.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock is thinly traded in the over-the-counter market by NASDAQ. The high and low bid quotations of the Company's Common Stock after giving effect to the 3:1 reverse stock split effective June 10, 2002 are set forth below for the fiscal quarters indicated, as reported by NASDAQ for such periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                      2002                       2001
       Fiscal                    High         Low          High           Low

       First Quarter              .03        .03          .21             .045

       Second Quarter             .06        .03          .045            .045

       Third Quarter              .33        .03          .06             .03

       Fourth Quarter             .41        .06          .03             .03

         As of October 27, 2002, the Company had approximately 553 shareholders of record.

         The Company paid no cash dividends with respect to its Common Stock during fiscal 2002, 2001 and 2000, and does not intend to pay cash dividends in the foreseeable future.

         The Company issued 2,222,222 shares of its common stock (6,666,666 on a pre-split basis) on January 21, 2002 to Minor H. Mickel. Minor H. Mickel is the mother of the President and Chief Executive Officer of the Company. This common stock has not been registered under the Securities Act of 1933 and was issued in exchange for convertible debt in the amount of $500,000 at $.225 per share ($.075 per share on a pre-split basis). The convertible debt was issued by the Company in exchange for cash advances made to the Company for working capital.


                      EQUITY COMPENSATION PLAN INFORMATION

--------------------------------------------- ------------------------- ----------------------- --------------------
               Plan category                  Number of securities to      Weighted average          Number of
                                              be issued upon exercise     exercise price of         securities
                                              of outstanding options,    outstanding options,        remaining
                                                warrants and rights      warrants and rights       available for
                                                                                                  future issuance
--------------------------------------------- ------------------------- ----------------------- --------------------
                                                        (a)                      (b)                    (c)
--------------------------------------------- ------------------------- ----------------------- --------------------
Equity compensation plans approved by                        1,609,439                  $.0993               43,333
security holders
--------------------------------------------- ------------------------- ----------------------- --------------------
Equity compensation plans not approved by                       70,000                  $.1900                    0
security holders
--------------------------------------------- ------------------------- ----------------------- --------------------
Total                                                        1,679,439                  $.1031               43,333
--------------------------------------------- ------------------------- ----------------------- --------------------

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

Changes in basis of accounting

         As described in Note 1 to its Consolidated Financial Statements, the Company changed its basis of accounting for its financial statements at January 31, 2000 from the going concern basis of accounting to the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America. The Company's activities during the eleven months beginning February 1, 2000 consisted primarily of selling the assets and paying the liabilities of its prior business. The Company completed the liquidation of its prior business by December 31, 2000.

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

         Effective with the purchase of Employment Solutions on March 4, 2002, the Company began operations which generated revenues. As a result, the Company ceased to report under the standards that apply to a development stage enterprise.

Results of operations

         The Company had no revenues during fiscal 2002 except those generated beginning on March 4, 2002 by Employment Solutions. Employment Solutions is a provider of temporary manual labor. Its customers are industrial businesses. It operates from an office facility in Greenwood, SC. During the year ended August 31, 2002 the Company's revenues were $2,265,342.

         Employment Solutions incurred cost of services of $1,813,228 during the year ended August 31, 2002. These costs include wages paid directly to the employees, payroll taxes, workers compensation insurance and other costs directly associated with employment of the workers.

         General and administrative expenses were $538,595 during the year ended August 31, 2002 as compared to $125,849 during the eight months ended August 31, 2001. The expenses, exclusive of Employment Solutions, during the year ended August 31, 2002 include salaries and related costs of $216,723; legal, accounting, and shareholder related expenses of $66,482; rent of $29,100 and other administrative expenses of $45,901. The expenses during the year ended August 31, 2002 also include selling and administrative expenses incurred by Employment Solutions during the year ended August 31, 2002 of $116,097 and the amortization of customer related intangible assets of $64,292.

         Interest expense incurred during the year ended August 31, 2002 was $105,483, respectively as compared to $28,726 during the eight months ended August 31, 2001. The increase in interest expense results primarily from interest incurred on borrowings relating to the acquisition of Employment Solutions. Interest income and other income in the amount of $3,471 were primarily from earnings on cash investments during the year ended August 31, 2002.

Income taxes

         The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes than for purposes of computing income taxes currently payable, deferred tax assets or liabilities are provided on such temporary differences. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

         During fiscal year 2002 and 2001, net deferred tax benefits were not recorded relating to temporary differences since the Company is not assured that the resulting additional deferred tax assets will be realized.

Liquidation stage operations

         The Company's activities during the eleven months beginning February 1, 2000 through December 31, 2000 consisted primarily of selling the assets and paying the liabilities of its prior business. The accruals and costs incurred during this liquidation period were recorded during the period ended August 31, 2000.

Leased Properties

         For a description of the Company's arrangements with respect to its current lease obligations, reference is made to Part I, Item 2 - "Description of Property," which is incorporated herein by reference.

Liquidity and Capital Resources

Anticipated Liquidity Requirements

         Certain of the Company's shareholders have advanced funds under the debt arrangements discussed below under "Debt Arrangements". At August 31, 2002, the Company's liabilities exceeded its assets by $184,421.

         The Company anticipates that its cash balances and cash generated by the operations of Employment Solutions will be sufficient to fund its cash requirements during the next twelve months.

         Employment Solutions collects from its customers and pays the workers each week for work performed during the previous week. Typically at the beginning of each week Employment Solutions invoices its customers for the hours worked during the previous week and the customers typically pay during that same week. Although the customers have paid for services provided as described above during the period since March 4, 2002, the Company is dependent upon a few customers and can give no assurance that these customers will continue to pay in a timely manner.

Cash and Cash Equivalents

         The Company had cash and cash equivalents in the amount of $165,267 as of August 31, 2002. The Company earned $3,471 and $3,909 on its cash and cash equivalents during the year ended August 31, 2002 and eight months ended August 31, 2001, respectively.

Debt Arrangements

         On August 31,  2001,  Minor H.  Mickel,  the mother of Buck A.  Mickel,
President and Chief Executive Officer of the Company, loaned the Company $250,000 under the terms of an unsecured note payable bearing interest at 8% per year with the principal balance due on August 14, 2006.

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

         On March 4, 2002, the Company through its wholly-owned subsidiary, Employment Solutions, incurred long-term in the amount of $800,000 payable in equal monthly installments of $15,466 over five year at an interest at the rate of 6% per year. The note is secured by the Company's pledge of the common stock of Employment Solutions.

Debt Converted into Common Stock

         On December 20, 2000, Minor H. Mickel loaned the Company $500,000 under an 8% convertible note payable on December 20, 2005. Under the terms of this note all principal and interest was convertible at the conversion rate of $.075 per share at the option of either the Company or holder of the convertible note. Effective January 21, 2002, the entire principal amount of $500,000 was converted into 6,666,666 shares of the Company's common stock.

Risk Factors

         The Company is dependent on a few customers in that the majority of its revenues are from three customers. The Company can give no assurance that these customers will continue to need the services that it provides.

         The Company is continually subject to the risk of new regulations that could materially impact its business.

         The Company must continually attract reliable workers to fill positions and may from time to time experience shortages of available temporary workers. The Company can give no assurance that its supply of labor will continue to be available.

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

*10.2         RSI Holdings, Inc. Incentive Stock Award Plan, including an amendment: Incorporated by reference to Exhibit 10.8 to the 1990 Form 10-K.

*10.2.1       Amendment to Incentive Stock Award Plan: Incorporated by reference to Exhibit 10.8.1 to the 1992 Form 10-K.

*10.3         Stock Option Agreement by and between the Registrant and C. C. Guy dated as of April 22, 1998: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended
              August 31, 1998, File No. 0-18091.



*10.4         Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of April 22, 1998:  Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange  Commission for the year ended
              August 31, 1998, File No. 0-18091.

*10.5         Stock Option Agreement by and between the Registrant and C. Thomas Wyche dated as of April 22, 1998: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended
              August 31, 1998, File No. 0-18091.

*10.6         Stock Option Agreement by and between the Registrant and C. Thomas Wyche dated as of January 21, 1999.

*10.7         Stock Option Agreement by and between the Registrant and C. C. Guy dated as of January 21, 1999.

*10.8         Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of January 21, 1999.

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

*10.11        Stock Option Agreement by and between the Registrant and C. Thomas Wyche dated as of August 18,  1999:  Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31,1999, File No. 0-18091.

*10.12        RSI Holdings, Inc., 2002 Stock Option Plan.

*10.13        Stock Option Agreement by and between the Registrant and Charles C. Mickel dated as of June 10, 2002.

*10.14        Stock Option Agreement by and between the Registrant and C. C. Guy dated as of June 10, 2002.

*10.15        Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of June 10, 2002.

*10.16        Stock Option Agreement by and between the Registrant and Dorothy F. King dated as of June 10, 2002.

21.           Subsidiaries of the Registrant.

23.           Consent of Independent Certified Public Accountants.

99.1          Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Buck A. Mickel, dated November 25,
              2002.

99.2          Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joe F. Ogburn, dated November 25,
              2002.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 13 of Form 10-KSB.

         (b)      Reports on Form 8-K:

                  None.

Item 14.  Controls and procedures.


         Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                                   SIGNATURES




In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RSI HOLDINGS, INC.                                                     TITLE


/s/ Buck A. Mickel              November 25, 2002            President and Chief Executive Officer Buck A. Mickel
(Principal Executive Officer)       (Date)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Buck A. Mickel              November 25, 2002             Director, President and
Buck A. Mickel                       (Date)                   Executive Officer
                                                              (Principal Executive Officer)

/s/ Charles C. Mickel           November 25, 2002             Director
Charles C. Mickel                    (Date)


/s/ C. C. Guy                   November 25, 2002             Director
C. C. Guy                            (Date)


/s/ Charles M. Bolt             November 25, 2002             Director
Charles M. Bolt                      (Date)



/s/ Joe F. Ogburn               November 25, 2002             Director, Vice President and
Joe F. Ogburn                        (Date)                   Treasurer (Principal Financial
                                                              and Accounting Officer)



                                 CERTIFICATIONS


I, Buck A. Mickel, the President and Chief Executive Officer of RSI Holdings, Inc., certify that:

1.   I have reviewed this annual report on Form 10-KSB of RSI Holding, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date", and
     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002                          /s/ Buck A. Mickel
                                                 -------------------------------
                                                 Buck A. Mickel, President and
                                                 Chief Executive Officer

                                 CERTIFICATIONS

I, Joe F. Ogburn, the Vice President, Treasurer and Principal Financial Officer of RSI Holdings, Inc., certify that:

1.   I have reviewed this annual report on Form 10-KSB of RSI Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date", and
     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 25, 2002                /s/ Joe F. Ogburn
                                      --------------------------------
                                      Joe F. Ogburn, Vice President,
                                      Treasurer, and Principal Financial Officer

                          ANNUAL REPORT ON FORM 10-KSB

                   ITEM 7, ITEM 14(A)(1) AND (2), (C) AND (D)

                          LIST OF FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS

                           YEAR ENDED AUGUST 31, 2002

                               RSI HOLDINGS, INC.

                           GREENVILLE, SOUTH CAROLINA

                               RSI HOLDINGS, INC.

                        FORM 10-KSB-ITEM 14(A)(1) AND (2)

                          INDEX OF FINANCIAL STATEMENTS


The following consolidated financial statements of RSI Holdings, Inc. are included in Item 7:


     Consolidated balance sheet - August 31, 2002

     Consolidated statements of operations - For the year ended August 31, 2002 and eight months ended August 31, 2001

     Consolidated statements of shareholders' deficit - For the years ended August 31, 2002 and 2001

     Consolidated statements of cash flows - For the year ended August 31, 2002 and eight months ended August 31, 2001

     Consolidated statement of changes in net assets in liquidation - Period from September 1, 2000 through December 31, 2000

     Notes to consolidated financial statements - August 31, 2002

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
RSI HOLDINGS, INC.
Greenville, South Carolina

         We have audited the balance sheet of RSI HOLDINGS, INC. AND SUBSIDIARIES as of August 31, 2002, the related consolidated statement of operations, and cash flows for the year ended August 31, 2002 and the eight months ended August 31, 2001. We have audited the related consolidated statements of changes in net assets in liquidation of the Company for the period from September 1, 2000 to December 31, 2000. We have also audited the related statements of consolidated shareholders' deficit for the years ended August 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of RSI HOLDINGS, INC. AND SUBSIDIARIES as of August 31, 2002, and the related consolidated results of operations, and cash flows for the year ended August 31, 2002 and the eight months ended August 31, 2001, the related consolidated changes in net assets in liquidation for the periods from September 1, 2000 to December 31, 2000, and the related consolidated statements of shareholders' deficit for the years ended August 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.


                                            /s/ Elliott Davis, LLC

Elliott Davis, LLC
Greenville, South Carolina
October 31, 2002


                                            RSI HOLDINGS, INC.
                                        CONSOLIDATED BALANCE SHEET
                                             AUGUST 31, 2002

                                                  ASSETS
CURRENT ASSETS
     Cash                                                                                       $  165,267
     Accounts receivable                                                                           130,900
     Prepaid expenses and other                                                                     21,219
                                                                                                ----------
Total current assets                                                                               317,386

Property and equipment:
     Cost                                                                                           96,197
     Less accumulated depreciation                                                                  24,821
                                                                                                ----------
         Property and equipment - net                                                               71,376


Other assets:
     Customer related intangible assets, net of
         amortization of $64,292                                                                 1,864,478
                                                                                                ----------

                                                                                                $2,253,240
                                                                                                ==========

                                  LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                                           $   92,698
     Accrued expenses                                                                              104,626
     Current maturities of long-term debt                                                          145,739
                                                                                                ----------
         Total current liabilities                                                                 343,063

LONG-TERM DEBT                                                                                   2,094,598

Commitments and contingencies

SHAREHOLDERS' EQUITY:
     Common Stock, $.01 par value-authorized
         25,000,000 shares, issued and outstanding
         7,821,455 shares                                                                           78,214
     Additional paid-in capital                                                                  4,945,491
     Deficit                                                                                    (5,208,126)
                                                                                                ----------

     Total shareholders' deficit                                                                  (184,421)
                                                                                                ----------

                                                                                                $2,253,240
                                                                                                ==========

The accompanying notes are an integral part of these consolidated financial statements.


                                            RSI HOLDINGS, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE YEAR ENDED AUGUSTS 31, 2002
                                  AND EIGHT MONTHS ENDED AUGUST 31, 2001


                                                                               For the           For the
                                                                                 Year          Eight Months
                                                                                Ended             Ended
                                                                              August 31         August 31
                                                                                 2002             2001
                                                                              ---------        ------------

REVENUES FROM SERVICES                                                       $ 2,265,342        $      -

COST OF SERVICES                                                               1,813,228               -
                                                                             -----------        ----------

GROSS PROFIT                                                                     452,114               -

EXPENSES:
     Selling, general and administrative                                         538,595           125,849
                                                                             -----------        ----------

Loss from operations                                                             (86,481)         (125,849)
OTHER INCOME (EXPENSE):
     Interest income and other                                                     3,471             3,909
     Interest expense                                                           (105,483)          (28,726)
                                                                             -----------       -----------

     Total other income (expense)                                               (102,012)          (24,817)
                                                                             -----------       -----------

NET LOSS                                                                     $  (188,493)      $  (150,666)
                                                                             ===========       ===========

NET LOSS PER SHARE - BASIC AND DILUTED                                       $      (.03)      $      (.03)
                                                                             ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING*                                 6,950,983         5,581,095
                                                                             ===========       ===========














* The weighted average number of shares outstanding have been retroactively adjusted for the three-to-one reverse stock split. See Note 5.


The accompanying notes are an integral part of these consolidated financial statements.

                                                RSI HOLDINGS, INC.
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                             FOR THE YEARS ENDED AUGUST 31, 2002 AND AUGUST 31, 2001



                                                                 ADDITIONAL
                                            COMMON STOCK          PAID-IN
                                        SHARES        AMOUNT      CAPITAL       DEFICIT           TOTAL
                                        ------        ------     ----------     -------           -----


BALANCE, AUGUST 31, 2000                13,464,821   $134,648    $4,139,066     $(4,868,967)  $ (595,253)


     Conversion of debt to
         common stock                    3,333,333     33,333       216,667                      250,000
     Net loss                                                                      (150,666)    (150,666)
                                       -----------   --------    ----------     -----------   ----------

BALANCE, AUGUST 31, 2001                16,798,154    167,981     4,355,733      (5,019,633)    (495,919)

     Conversion of debt to
         common stock                    6,666,666     66,666       433,334                      500,000
     Three-to-one reverse
         stock split                   (15,643,365)  (156,433)      156,424                           (9)
     Net loss                                                                      (188,493)    (188,493)
                                       -----------   --------    ----------     -----------   ----------

BALANCE, AUGUST 31, 2002                 7,821,455   $ 78,214    $4,945,491     $(5,208,126)  $ (184,421)
                                       ===========   ========    ==========     ===========   ==========
























          The accompanying notes are an integral part of these consolidated financial statements.


                                            RSI HOLDINGS, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE YEAR ENDED AUGUST 31, 2002
                                  AND EIGHT MONTHS ENDED AUGUST 31, 2001

                                                                                    For the         For the
                                                                                      Year           Eight
                                                                                     Ended        Months Ended
                                                                                    August 31      August 31
                                                                                      2002            2001
                                                                                    ---------     -------------


OPERATING ACTIVITIES
     Net loss                                                                      $ (188,493)     $  (150,666)
     Adjustments to reconcile net loss to net
         cash (used for) operating activities
         Depreciation and amortization                                                 71,701            1,629
         Loss on disposal of property and equipment                                     1,266              998
         Changes in operating assets and liabilities
              Accounts receivable                                                     (54,177)               0
              Prepaid expenses and other                                              (18,131)            (573)
              Accounts payable, accrued expenses and other liabilities                 48,100            2,346
                                                                                   ----------      -----------
                  Net cash used for operating activities                             (139,734)        (146,266)
                                                                                   ----------      -----------

INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                       4,923              500
     Purchase of property and equipment                                               (36,659)               0
     Net cash paid for acquired business                                           (1,168,192)               0
                                                                                   ----------      -----------

              Net cash (used for) provided by investing activities                 (1,199,928)             500
                                                                                   ----------      -----------

FINANCING ACTIVITIES
     Proceeds from long-term notes payable                                          1,260,000          250,000
     Payment of long-term debt and other                                              (69,663)               0
                                                                                   ----------      -----------

         Net cash provided by financing activities                                  1,190,337          250,000
                                                                                   ----------      -----------

         Net increase (decrease) in cash                                             (149,325)         104,234

CASH, BEGINNING OF PERIOD                                                             314,592          210,358
                                                                                   ----------      -----------

CASH, END OF PERIOD                                                                $  165,267      $   314,592
                                                                                   ==========      ===========

SUPPLEMENTAL DISCLOSURE

     Cash paid for interest                                                        $   47,682      $     7,336
                                                                                   ==========      ===========

NON-CASH TRANSACTION

     Conversion of note payable to common stock                                    $  500,000      $   250,000
                                                                                   ==========      ===========

The accompanying notes are an integral part of these consolidated financial statements.


                                                RSI HOLDINGS, INC.
                          CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                              PERIOD FROM SEPTEMBER 1, 2000 THROUGH DECEMBER 31, 2000






Shareholders' deficit at beginning of period                                                $ (595,253)

Activity that provided net assets:
     None                                                                                          -

Accruals and activities that used net assets:
     None                                                                                          -
                                                                                            ----------

         Total accruals and costs during period of liquidation                                     -
                                                                                            ----------


Deficiency in net assets in liquidation at end of period                                    $ (595,253)
                                                                                            ==========






























The accompanying notes are an integral part of this consolidated financial statement.

                               RSI HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

NATURE OF BUSINESS

         On January 18, 2002, RSI Holdings, Inc. (the "Company"), executed a letter of intent to acquire substantially all of the assets of Employment Solutions, LLC, a South Carolina limited liability company.

         On March 4, 2002, the Company through a newly-formed, wholly-owned subsidiary, Employment Solutions, Inc., a South Carolina corporation ("Employment Solutions"), acquired substantially all of the assets of Employment Solutions, LLC, a South Carolina limited liability company. Employment Solutions, the only business, is in the business of locating and providing temporary labor primarily to manufacturing companies in the Southeastern United States. Most of Employment Solutions' employees are foreign nationals. Prior to the asset purchase, the Company had not conducted any business since January 31, 2000 other than seeking acquisition opportunities and liquidating the assets of its prior business.

         The Company completed the liquidation of its prior business during the eleven months from February 1, 2000 through December 31, 2000. During the period from January 1, 2001 through March 4, 2002, the Company searched for and investigated business opportunities.

BASIS OF PRESENTATION

         The accompanying consolidated financial statements at August 31, 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America that apply to established operating enterprises. Refer to the discussion below regarding the period from January 1, 2001 through February 28, 2002 that were reported under those standards that apply to a development stage enterprise and the period from February 1, 2000 through December 31, 2000 that was reported under the liquidation basis of accounting.

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

LIQUIDATED OPERATIONS.

         As of January 31, 2000, the Company adopted the liquidation basis of accounting, and after liquidation of substantially all assets and liabilities, it ceased liquidation basis accounting and began reporting on a going concern basis.

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

CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less at date of acquisition. The Company places temporary cash investments in high credit quality financial institutions. At times such investments may be in excess of FDIC insurance limits.

PROPERTY AND EQUIPMENT

       Property and equipment consists of office furniture and equipment and is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful life of the assets. The life of the furniture and office equipment when the asset is acquired is estimated to be five years. Depreciation was not expensed during the liquidation period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values.

NET LOSS PER COMMON SHARE

       Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. Since the Company incurred a loss, the effect of stock options on the treasury stock method is anti-dilutive.

REVENUE RECOGNITION

       Revenues are considered earned and recorded during the period in which the service is provided.

INTANGIBLE ASSETS

       In accordance with SFAS No. 141, Business Combinations, the Company has determined that the intangible portion of the purchase price is customer related intangible assets and consists of customer list, customer contracts and related customer relationships, and noncontractual customer relationships. The Company recorded amortization based on a fifteen year life.

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

STOCK OPTIONS

       The Company accounts for and will continue to account for stock options under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. Applying SFAS No. 123, Accounting for Stock-Based Compensation, would not materially affect net loss and loss per share for fiscal 2002 and 2001.

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

NOTE 2 - PURCHASE TRANSACTION

         The Company effected the business combination with Employment Solutions solely through the distribution of cash and by incurring liabilities. The transaction had no effect on equity or the outstanding shares of the Company or Employment Solutions. For these reasons, the Company is considered the acquirer in this business combination. In accordance with SFAS 141, Business Combinations, intangible assets of $1,928,770 have been recorded for the amount of excess of cost over book value of the net assets acquired.

         The transaction also includes a provision that will be accounted for as contingency in the purchase transaction based on the future earnings of Employment Solutions. The provision provides for the payment of an annual bonus of up to 20% of earnings in excess of $630,000. The bonus is to be paid to an executive who has no significant ongoing responsibilities and is additional consideration for the customer related intangible assets. The amount to be paid cannot be determined beyond a reasonable doubt and adjustments to the purchase price will be made annually. At August 31, 2002 there are no amounts payable under this contingency.

         The allocation of the cost to acquire Employment Solutions is described in the table below:

Cash payment to sole stockholder of Employment Solutions          $ 1,260,000
Note payable to sole stockholder of Employment Solutions              800,000
Cash received in insurance settlement                                 (36,657)
                                                                  -----------
         Total purchase price                                     $ 2,023,343
                                                                  ===========

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

                               ASSETS
Current Assets                                         $ 55,151
Unbilled labor                                           73,104
Prepaid rent                                              2,807
Property and equipment
     Furniture                                           30,815
     Vehicles                                            10,000
                                                       --------
         Total assets                                  $171,877

                             LIABILITIES
Legal fees                                               17,694
Accrued payroll                                          56,912
Accrued expenses                                          2,698
                                                       --------
         Total liabilities                               77,304
                                                       --------
                  Net assets acquired                  $ 94,573
                                                       ========

         Excess of book value over cost of net assets acquired for the merger was calculated as follow:

              Total cost                            $ 2,023,343
              Net assets  acquired                       94,573
                                                    -----------
              Total excess of book value over
                cost of net assets acquired
                March 4, 2002                       $ 1,928,770
         Less amortization during 2002                   64,292
                                                    -----------

         Net customer related intangible
                assets at August 31, 2002           $ 1,864,478
                                                    ===========

         In accordance with SFAS No. 141, Business Combinations, the Company has determined that the intangible portion of the purchase price is customer related intangible assets and consists of customer lists, customer contracts and related customer relationships, and noncontractual customer relationships. The Company recorded amortization based on a fifteen year life.

NOTE 3 - ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities at August 31, 2002 are as follows:

         Payroll taxes                                  $     7,575
         Interest                                            57,801
         Legal and accounting                                23,700
         Other                                               15,550
                                                        -----------

                                                        $   104,626


NOTE 4 - LONG-TERM DEBT

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

Unsecured notes payable to the President and Chief Executive Officer of the
     Company and his two adult siblings in the amount of $20,000 each with interest payable annually at 7.0 percent per year. The unpaid principal
     balance is due on February 25, 2007.                                                  60,000

Note payable to Eadon Solutions,  LLC (formerly Employment Solutions, LLC) in monthly installments of $15,466 including interest at 6% per year through
     March 4, 2007 secured by the outstanding common stock of Employment
     Solutions, Inc.                                                                      730,337
                                                                                      -----------
                                                                                        2,240,337
                  Less current portion                                                    145,739
                                                                                      -----------

                                                                                      $ 2,094,598
                                                                                      ===========




       The Company incurred interest cost as follows during year ended August 31, 2002 and during the eight months ended August 31, 2001.

                                                                                                 2002       2001
                                                                                                 ----       ----
Interest incurred during years ended August 31
    Notes payable to the mother of the President and Chief Executive Officer                $  82,349    $  37,144
    Note payable to Eadon Solutions, LLC                                                       23,134            -
    Arrangements in connection with loan facilities with banks                                      -        7,783
                                                                                            ---------    ---------
                                                                                              105,483       44,927

    Less interest incurred during periods of liquidation                                            -       16,201
                                                                                            ---------    ---------

                                                                                            $ 105,483    $  28,726
                                                                                            =========    =========

NOTE 5 - SHAREHOLDERS' EQUITY

REVERSE STOCK SPLIT

         On June 10, 2002, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to effect a 3:1 reverse stock split. The Company paid cash in lieu of any fractional shares. The total number of authorized shares of common stock and the par value of the common stock remain the same and were unaffected by the reverse split.

         All shares and per share amounts have been retroactively restated in connection with the reverse stock split.

CONVERSION OF DEBT TO COMMON STOCK

       The Company issued 2,222,222 shares of its common stock (6,666,666 on a pre-split basis) on January 21, 2002 and 1,111,111 shares of its common stock (3,333,333 on a pre-split basis) on January 4, 2001 to the mother of the President and Chief Executive Officer of the Company in exchange for convertible debt in the principal amount of $500,000 and $250,000, respectively at the conversion rate of $0.225 per share ($.075 on a pre-split basis).

NOTE 6 - STOCK OPTION PLAN

         All option shares and per share amounts have been retroactively restated in connection with the 3:1 reverse stock split effected during the 2002 year.

         During June 2002, the Company adopted the 2002 Stock Option Plan that authorized the Board of Directors to grant options of up to 1,500,000 shares of the Company's common stock.

         The Company's previous Stock Option Plan was adopted during 1991 and was amended on January 27, 2000, January 21, 1999 and January 15, 1998. The previous Stock Option Plan as amended terminated on June 27, 2000 and no options of the Company's common stock can be granted thereafter, but this termination does not affect the options previously granted to the plan participants. As of August 31, 2002, 1,456,667 have been awarded to plan participants under the 2002 Stock Option Plan and 186,661 shares (net of 286,667 shares forfeited) have been awarded to plan participants under the previous Stock Option Plan. These options vest over a three year period.

         The Company also has an informal stock option plan under which stock options can be granted to certain non-employee officers and directors. Under this plan 40,000 options have been granted during the 2002 year and these options vest over a three year period. During the 2002 year, 6,667 options expired and were forfeited. As of August 31, 2002, options to purchase 70,000 shares have been granted and are outstanding.

         All options under the plans were granted at not less than fair market value at dates of grant. Stock option transactions during the two years ended August 31 were as follows:

                                                                                          2002             2001
                                                                                          ----             ----
Options outstanding at September 1                                                      217,772          217,772
Options granted                                                                       1,496,667                -
Options exercised                                                                             -                -
Options forfeited                                                                       (35,000)               -
                                                                                      ---------        ---------
Options outstanding at August 31                                                      1,679,439          217,772
                                                                                      =========        =========
Options exercisable at August 31                                                        182,772          176,111
                                                                                      =========        =========
Outstanding options issued under Stock Option Plan at August 31                       1,609,439          181,111
                                                                                      =========        =========
Outstanding options issued under informal Stock Option Plan                              70,000           36,664
                                                                                      =========        =========

Options available for grant under Stock Option Plan at August 31                         43,333                0
                                                                                      =========        =========
Option price ranges per share:
   Granted                                                                        $0.07 - 0.077              -
   Exercised                                                                                -                -
   Forfeited                                                                      0.375 - 1.125              -
Weighted average option price per share:
   Granted                                                                                0.071              -
   Exercised                                                                                -                -
   Forfeited                                                                              0.518              -
   Outstanding at August 31                                                               0.102           $0.129

         The options at August 31, 2002 had a weighted average remaining contractual life of approximately 8.3 years. There were 182,772 options currently exercisable with option prices ranging from $0.15 to $1.125 with a weighted average exercise price of $0.36.

NOTE 7 - INCOME TAXES

             During fiscal years 2002 and 2001, net deferred tax benefits were not recorded relating to temporary differences since the Company is not assured that the resulting additional deferred tax assets will be realized. Significant components of the Company's deferred tax assets and liabilities are as follows:

    ASSETS
       Net operating loss carryforward                                                   $     4,754,000
       Other                                                                                       9,000
                                                                                         ---------------
                                                                                               4,763,000
       Valuation allowance                                                                     4,761,000
                                                                                         ---------------
       Deferred tax assets                                                                         2,000
    LIABILITIES
       Depreciation                                                                                2,000
                                                                                         ---------------
       Net deferred taxes                                                                $             -
                                                                                         ===============

             At August 31, 2002, the Company has net operating loss carryforwards available for income tax purposes of approximately $12,850,000. Such carryforwards expire in 2006 through 2022. The Company's ability to use its existing net operating loss carryforward may be jeopardized or lost if the Company undergoes an "ownership change" as defined by the Internal Revenue Code.

             The valuation allowance increased $69,000, net during 2002 due to the uncertainty of the Company's ability to generate taxable income and realize the benefits of deferred tax assets. The recognition of a net deferred tax asset is dependent upon a "more likely than not" expectation of the realization of the deferred tax asset, based upon the analysis of the available evidence. A valuation allowance is required to sufficiently reduce the deferred tax asset to the amount that is expected to be realized through future realization of profits on a "more likely than not" basis. The analysis of available evidence is performed on an ongoing basis utilizing the "more likely than not" criteria to determine the amount, if any, of the deferred tax asset to be realized. Adjustments to the valuation allowance are made accordingly. There can be no assurance that additional valuation allowances may not be recorded in the future periods.

NOTE 8 - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


       Selling, general and administrative expenses consisted of the following for the year ended August 31, 2002 and for the eight months ended August 31, 2001:

                                                                      2002             2001
                                                                      ----             ----
         Salaries, wages and benefits                             $ 277,382          $ 68,864
         Legal and professional                                      38,745            13,928
         Rent                                                        36,775            15,200
         Telephone and utilities                                     25,451             8,322
         Office expense                                              23,168             8,199
         Travel expense                                              17,475               747
         Insurance                                                    7,042                 -
         Shareholder relations                                       27,737             4,562
         Depreciation                                                 7,409             1,629
         Amortization - intangible assets                            64,292                 -
         Other                                                       13,119             4,398
                                                                  ---------          --------

                                                                  $ 538,595          $125,849
                                                                  =========          ========

NOTE 9 - MAJOR CUSTOMER INFORMATION

           Sales to three major customers exceeded 10% of net sales during the fiscal year ended August 31, 2002. Sales to these customers accounted for 84% of net sales.


NOTE 10 - AFFILIATED PARTY TRANSACTIONS

             The secretary of the Company until January 18, 2001 was a member of a law firm that represented the Company. Legal fees for services rendered by this firm to the Company amounted to approximately $30,000 during the year ended August 31, 2002 (including approximately $18,000 relating to the acquisition of Employment Solutions), and $7,000 during the eight months ended January 31, 2001. Legal fees for services rendered by this firm to the Company during the liquidation period beginning September 1, 2000 through December 31, 2000 amounted to approximately $3,000.

    See Note 4 concerning notes payable with affiliated parties and Note 5 concerning conversion of debt to common stock.

             The Company leases its principal executive offices under a month-to-month lease arrangement from a corporation that is owned by the President, Chief Executive Officer and a director of the Company and his two adult siblings. Under the lease arrangement, the monthly rent was $1,500 per month during the first seven months of the fiscal year ended August 31, 2002 when the rent was increased to $2,550 each month and $1,500 during the year ended August 31, 2001. Accounts receivable at August 31, 2002 included the reimbursement of expenses in the amount of $1,381 that were incurred during August 2002 by a company that is owned by the President of the Company, his mother and his two adult siblings.

NOTE 11 - RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141- Business Combinations. This FASB addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001.

         In June 2001, the FASB issued SFAS No. 142 - Goodwill and Other Intangible Assets. This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The impact of this SFAS had no effect on the Company's financial statements.

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

*10.2         RSI Holdings, Inc. Incentive Stock Award Plan, including an amendment: Incorporated by reference to Exhibit 10.8 to the 1990 Form 10-K.

*10.2.1       Amendment to Incentive Stock Award Plan: Incorporated by reference to Exhibit 10.8.1 to the 1992 Form 10-K.

*10.3         Stock Option Agreement by and between the Registrant and C. C. Guy dated as of April 22, 1998: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended
              August 31, 1998, File No. 0-18091.

*10.4         Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of April 22, 1998:  Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended
              August 31, 1998, File No. 0-18091.



*10.5         Stock Option Agreement by and between the Registrant and C. Thomas Wyche dated as of April 22, 1998: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange  Commission for the year ended
              August 31, 1998, File No. 0-18091.

*10.6         Stock Option Agreement by and between the Registrant and C. Thomas Wyche dated as of January 21, 1999.

*10.7         Stock Option Agreement by and between the Registrant and C. C. Guy dated as of January 21, 1999.

*10.8         Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of January 21, 1999.

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

*10.12        RSI Holdings, Inc., 2002 Stock Option Plan.

*10.13        Stock Option Agreement by and between the Registrant and Charles C. Mickel dated as of June 10, 2002.

*10.14        Stock Option Agreement by and between the Registrant and C. C. Guy dated as of June 10, 2002.

*10.15        Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of June 10, 2002.

*10.16        Stock Option Agreement by and between the Registrant and Dorothy F. King dated as of June 10, 2002.

21.           Subsidiaries of the Registrant.

23.           Consent of Independent Certified Public Accountants.

99.1          Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Buck A. Mickel, dated November 25,
              2002.

99.2          Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joe F. Ogburn, dated November 25,
              2002.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 13 of Form 10-KSB.