Form 10QSB
period 2002-11-30
RSI HOLDINGS INC
filed 2003-01-14
CIK 853697

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10 - QSB

        (MARK ONE)

 [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                  For the Quarterly Period Ended November 30, 2002 or
                                                 -----------------

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

Common Stock,  $.01 Par Value - 7,821,455  shares  outstanding  as of January 7,
2003

Transitional Small Business Disclosure Format (check one):Yes [ ] No [X]

                                      INDEX


                               RSI HOLDINGS, INC.



PART I.  FINANCIAL INFORMATION                                                                     PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheet - November 30, 2002                                        1

     Condensed consolidated statements of operations - Three
     months ended November 30, 2002 and 2001                                                         2

     Condensed consolidated statements of cash flows - Three
     months ended November 30, 2002 and 2001                                                         3

     Notes to condensed consolidated financial statements -
     November 30, 2002                                                                               4

Item 2.  Management's discussion and analysis of financial
         condition and results of operations                                                         6


PART II. OTHER INFORMATION                                                                           8

Item 1.  Legal Proceedings                                                                           8

Item 2.  Changes in Securities                                                                       8

Item 3.  Defaults upon senior securities                                                             8

Item 4.  Submission of Matters to a Vote of Security Holders                                         8

Item 5.  Other Information                                                                           8

Item 6.  Exhibits and Reports on Form 8-K                                                            8

SIGNATURES                                                                                           9


CERTIFICATIONS                                                                                   10-11

                                   RSI HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                  NOVEMBER 30, 2002

  Assets
Current Assets
      Cash                                                                         $   234,368
      Accounts receivable                                                               78,734
      Prepaid expenses and other                                                        22,143
                                                                                   -----------
      Total current assets                                                             335,245

Property and equipment
      Cost                                                                             129,968
      Less accumulated depreciation                                                     30,077
                                                                                   -----------
      Property and equipment - net                                                      99,891

Other assets:
      Customer related intangible assets, net of
           amortization of $96,438                                                   1,832,332
                                                                                   -----------
                                                                                   $ 2,267,468
                                                                                   ===========

  Liabilities and Shareholders' Deficit

Current liabilities
      Accounts payable                                                             $    74,410
      Accrued expenses                                                                  97,309
      Curent maturities of long-term debt                                              152,175
                                                                                   -----------
           Total current liabilities                                                   323,894

Long-term debt                                                                       2,082,594

Commitments and contingencies

Shareholders' deficit:
      Common Stock, $.01 par value-authorized
           25,000,000 shares, issued and outstanding
           7,821,455 shares                                                             78,214
      Additional paid-in capital                                                     4,945,491
      Deficit                                                                       (5,162,725)
                                                                                   -----------
           Total shareholders' deficit                                                (139,020)
                                                                                   -----------
                                                                                   $ 2,267,468
                                                                                   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                               RSI HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                            FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001



                                                                                                      For the           For the
                                                                                                   Three months       Three months
                                                                                                       Ended             Ended
                                                                                                    November 30       November 30
                                                                                                       2002               2001

Revenues from services                                                                             $ 1,422,578      $         -
Cost of services                                                                                     1,142,061                -
                                                                                                   -----------      -----------
Gross profit                                                                                           280,517                -

Expenses:
      Selling, general and administrative                                                              197,687           57,004
                                                                                                   -----------      -----------

           Income (loss) from operations                                                                82,830          (57,004)

Other income (expenses):
      Interest income and other                                                                            505            1,700
      Interest expense                                                                                 (37,933)         (14,027)
                                                                                                   -----------      -----------

           Total other income (expense)                                                                (37,428)         (12,327)
                                                                                                   -----------      -----------

Income (loss) before income taxes                                                                     $ 45,402        $ (69,331)
Income tax expense                                                                                           -                -
                                                                                                   -----------      -----------

Net income (loss)                                                                                     $ 45,402        $ (69,331)
                                                                                                   ===========      ===========

Basic earnings (loss) per share                                                                         $ 0.01          $ (0.01)
                                                                                                   ===========      ===========

Shares used in computing basic earnings (loss) per share                                             7,821,455        5,599,384
                                                                                                   ===========      ===========

Diluted earnings (loss) per share                                                                       $ 0.01          $ (0.01)
                                                                                                   -----------      -----------
Shares used in computing diluted earnings (loss) per share                                           8,184,499        5,599,384
                                                                                                   ===========      ===========








The accompanying notes are an integral part of these consolidated financial statements.

                                             RSI HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001



                                                                                                       For the          For the
                                                                                                    Three months      Three months
                                                                                                       Ended             Ended
                                                                                                     November 30       November 30
                                                                                                        2002              2001
                                                                                                     -----------       -----------

OPERATING ACTIVITIES
      Net income (loss)                                                                               $ 45,402        $ (69,331)
      Adjustments to reconcile net income (loss) to net
           cash provided (used by) operating activities:
           Depreciation                                                                                  5,255              611
           Amortization                                                                                 32,146                -
           Changes in current assets and liabilities                                                    25,637            5,502
                                                                                                      --------        ---------

           Net cash provided by (used by) operating activities                                         108,440          (63,218)

INVESTING ACTIVITIES
      Purchase of property and equipment                                                               (33,771)               -
                                                                                                      --------        ---------

           Net cash used by investing activities                                                       (33,771)               -

FINANCING ACTIVITIES
      Proceeds from long-term notes payable                                                             30,393                -
      Payment of long-term debt and other                                                              (35,961)               -
                                                                                                      --------        ---------

           Net cash used by financing activities                                                        (5,568)               -
                                                                                                      --------        ---------

           Net  increase (decrease) in cash                                                             69,101          (63,218)

CASH, BEGINNING OF PERIOD                                                                              165,267          314,592
                                                                                                      --------        ---------

CASH, END OF PERIOD                                                                                   $234,368        $ 251,374
                                                                                                      ========        =========













The accompanying notes are an integral part of these consolidated financial statements.

RSI Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

NATURE OF BUSINESS

         On March 4, 2002, the Company through a newly-formed, wholly-owned subsidiary, Employment Solutions, Inc., a South Carolina corporation ("Employment Solutions"), acquired substantially all of the assets of Employment Solutions, LLC, a South Carolina limited liability company. Employment Solutions, the Company's only business, is in the business of locating and providing labor to industrial companies.

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements at November 30, 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2002.

DEVELOPMENT STAGE

         During the three months ended November 30, 2001, the Company devoted substantially all its efforts to locating and establishing a new business, but had no operating business or revenues. As a result, during the three months ended November 30, 2001 the Company reported under those accounting principles that apply to development stage enterprises. Accounting principles generally accepted in the United States of America that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and determine whether a cost incurred by a development stage enterprise is to be charged to expense when incurred or is to be capitalized or deferred.

         Effective with the purchase of Employment Solutions on March 4, 2002 the Company began operations which generated revenues. As a result the Company ceased to report under those standards that apply to a development stage enterprise.

NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. Under the treasury stock method, the number of shares used in computing diluted earnings per share for the three months ended November 30, 2002 included the incremental shares in which the average market price during the three months ended November 30, 2002 exceeded the exercise price of the option. Since the Company incurred a loss during the three months ended November 30, 2001, the effect of the stock options on the treasury stock method was anti-dilutive.


NOTE 2 - LONG-TERM DEBT

Long-term debt consists of the following:

Unsecured  note  payable  to the  mother of the  President
    and Chief  Executive  Officer of the Company  with
    interest  payable  quarterly  at 8.0 percent per year.
    The unpaid  principal balance is due on August 14, 2006.        $    250,000

Unsecured note payable to the mother of the President
     and Chief Executive Officer of the Company with interest
     payable  annually at 7.0 percent  per year.  The unpaid
     principal balance is due on February 14, 2007.                    1,200,000

Unsecured notes payable to the President and Chief Executive
     Officer of the Company and his two adult siblings in the
     amount of $20,000 each with interest payable annually at
     7.0 percent per year.  The unpaid  principal balance is
     due on February 25, 2007.                                            60,000

Note payable to Eadon Solutions, LLC (formerly Employment
     Solutions, LLC) in monthly installments of $15,466
     including interest at 6.0% per year through March 4,
     2007 secured by the outstanding common stock of Employment
     Solutions, Inc.                                                     694,716

Note payable to First Citizens Bank in monthly installments
     of $520 including interest at an annual rate of approximately
     7.0% through October 24, 2008                                        30,053
                                                                     -----------
                                                                       2,234,769
Less current portion                                                     152,175
                                                                     -----------

                                                                     $ 2,082,594
                                                                     ===========

NOTE 3 - INCOME TAXES

         There is no current or deferred income tax expense for the three months ended November 30, 2002 and 2001. Net deferred tax benefits have not been recorded and a valuation allowance has been recorded relating to temporary differences since the Company is not assured that the resulting additional deferred income tax assets will be realized. The valuation allowance relates primarily to future income tax benefits of net operating loss carryforward.

         During the three months ended November 30, 2002, the valuation allowance was reduced by approximately $17,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Special Cautionary Notice Regarding Forward-Looking Statements.

         This Report on Form 10-QSB contains various forward-looking statements. Forward-looking statements are indicated by such terms as "expects", "plans", "anticipates", and words to similar effect. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors ("Cautionary Statements") that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this Report on Form 10-QSB. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

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

Changes in basis of accounting

         As described in Note 1 to its Condensed Consolidated Financial Statements, the Company's financial statements for the three months ended November 30, 2001 were prepared in accordance with disclosure requirements applicable to a development stage entity because the Company had no revenues during the three months ended November 30, 2001.

         Effective with the purchase of Employment Solutions on March 4, 2002, the Company began operations which generated revenues. As a result, the Company ceased to report under the standards that apply to a development stage enterprise.

Results of operations

         During the three months ended November 30, 2002 the Company's revenues were $1,422,578 all of which were generated by its wholly-owned subsidiary, Employment Solutions. Employment Solutions operates from an office facility in Greenwood, SC. The Company had no revenues during the three months ended November 30, 2001.

         Employment Solutions incurred cost of services of $1,142,061 during the three months ended November 30, 2002. These costs include wages paid directly to the employees, payroll taxes, workers compensation insurance and other costs directly associated with employment of the workers.

         General and administrative expenses were $197,687 during the three months ended November 30, 2002 as compared to $57,004 during the three months ended November 30, 2001. These expenses, exclusive of Employment Solutions operations, include salaries and related costs of $74,528; legal, accounting, and shareholder related expenses of $11,600; rent of $8,850 and other administrative expenses of $15,796. The expenses during the three months ended

November 30, 2002 also include selling and administrative expenses incurred by Employment Solutions during that period of $54,767 and the amortization of customer related intangible assets of $32,146.

         Interest expense incurred during the three months ended November 30, 2002 was $37,933 as compared to $14,027 during the three months ended November 30, 2001. The increase in interest expense results primarily from interest incurred on borrowings relating to the acquisition of Employment Solutions.

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

         During the three months ended November 30, 2002, net deferred tax benefits of $17,000 relating to temporary differences were used to offset the income tax expense on net income. As a result, the valuation allowance was reduced by $17,000.

Liquidity and Capital Resources

         At November 30, 2002, the Company's total liabilities exceeded its assets by $139,020 as compared to $184,421 at August 31, 2002. This change resulted from the net income of the Company during the three months ended November 30, 2002.

         The Company anticipates that its cash balances and cash generated by the operations of Employment Solutions will be sufficient to fund its cash requirements during the next twelve months.

Item 4.  Controls and procedures.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Listing of Exhibits

                None

           (b) Reports on Form 8-K

                There were no reports on Form 8-K filed during the fiscal quarter ended November 30, 2002.

                   .

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   RSI HOLDINGS, INC.
                                               ---------------------------------



 January 14, 2003                              /s/ Joe F. Ogburn
-----------------------                        ------------------------------
     (Date)                                    Joe  F. Ogburn,
                                               Treasurer and Chief
                                               Financial Officer
                                               (Principal Accounting Officer)

                                  CERTIFICATION


I, Buck A. Mickel, the President and Chief Executive Officer of RSI Holdings, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of RSI Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date", and
     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003                          /s/ Buck A. Mickel
                                                -------------------
                                                Buck A. Mickel, President and
                                                Chief Executive Officer

                                  CERTIFICATION

I, Joe F. Ogburn, the Vice President, Treasurer and Principal Financial Officer of RSI Holdings, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of RSI Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date", and
     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 14, 2003                /s/ Joe F. Ogburn
                                      ------------------
                                      Joe F. Ogburn, Vice President,
                                      Treasurer, and Principal Financial Officer