Form 10QSB
period 2003-02-28
RSI HOLDINGS INC
filed 2003-04-11
CIK 853697

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10 - QSB

        (MARK ONE)

 [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                  For the Quarterly Period Ended February 28, 2003 or
                                                 -----------------
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

Common Stock, $.01 Par Value - 7,846,455 shares outstanding as of April 7, 2003

Transitional Small Business Disclosure Format (check one):Yes [ ] No [X]



                                      INDEX


                               RSI HOLDINGS, INC.



PART I.  FINANCIAL INFORMATION                                                                     PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheet - February 28, 2003                                          1

     Condensed consolidated statements of operations - Three and
     Six months ended February 28, 2003 and 2002                                                       2

     Condensed consolidated statements of cash flows - Six months
     ended February 28, 2003 and 2002                                                                  3

     Notes to condensed consolidated financial statements -
     February 28, 2003                                                                                 4

Item 2.  Management's discussion and analysis of financial
         condition and results of operations                                                           7

PART II. OTHER INFORMATION                                                                             9

Item 1.  Legal Proceedings                                                                             9

Item 2.  Changes in Securities                                                                         9

Item 3.  Defaults upon senior securities                                                               9

Item 4.  Submission of Matters to a Vote of Security Holders                                           9

Item 5.  Other Information                                                                             9

Item 6.  Exhibits and Reports on Form 8-K                                                              9

SIGNATURES                                                                                            10


CERTIFICATIONS                                                                                     11-12

                                   RSI HOLDINGS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                  FEBRUARY 28, 2003

  Assets
Current Assets
      Cash                                                        $   205,276
      Accounts receivable                                             100,697
      Prepaid expenses and other                                       10,250
                                                                  -----------
           Total current assets                                       316,223

Property and equipment
      Cost                                                            130,801
      Less accumulated depreciation                                    35,894
                                                                  -----------
      Property and equipment - net                                     94,907

Other assets:
      Customer related intangible assets, net of
           amortization of $128,732                                 1,804,311
                                                                  -----------
                                                                  $ 2,215,441
                                                                  ===========

  Liabilities and Shareholders' Deficit

Current liabilities
      Accounts payable                                            $    85,485
      Accrued expenses                                                122,022
      Curent maturities of long-term debt                             154,481
                                                                  -----------
           Total current liabilities                                  361,988

Long-term debt                                                      2,043,098

Commitments and contingencies

Shareholders' deficit:
      Common Stock, $.01 par value-authorized
           25,000,000 shares, issued and outstanding
           7,846,455 shares                                            78,464
      Additional paid-in capital                                    4,951,741
      Deficit                                                      (5,219,850)
                                                                  -----------
           Total shareholders' deficit                               (189,645)
                                                                  -----------
                                                                  $ 2,215,441
                                                                  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                     RSI HOLDINGS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                               FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002



                                                           For the           For the            For the          For the
                                                        Three months        Six months       Three months       Six months
                                                            Ended             Ended              Ended            Ended
                                                         February 28       February 28        February 28      February 28
                                                            2003               2003              2002              2002
                                                        -------------      -----------        -----------      ------------

Revenues from services                                     $ 1,265,510        $ 2,688,088        $        -       $        -
Cost of services                                             1,028,591          2,170,652                 -                -
                                                           -----------        -----------        ----------       ----------
Gross profit                                                   236,919            517,436                 -                -

Expenses:
      Selling, general and administrative                      256,741            454,428            67,907          124,911
                                                           -----------        -----------        ----------       ----------
           Income (loss) from operations                       (19,822)            63,008           (67,907)        (124,911)

Other income (expenses):
      Interest income and other                                    142                647               773            2,473
      Interest expense                                         (37,446)           (75,379)          (13,777)         (27,804)
                                                           -----------        -----------        ----------       ----------
           Total other income (expense)                        (37,304)           (74,732)          (13,004)         (25,331)
                                                           -----------        -----------        ----------       ----------
Loss before income taxes                                   $   (57,126)       $   (11,724)       $  (80,911)      $ (150,242)
Income tax expense                                                   -                  -                 -                -
                                                           -----------        -----------        ----------       ----------
Net (loss)                                                 $   (57,126)       $   (11,724)       $  (80,911)      $ (150,242)
                                                           ===========        ============       ==========       ==========

Basic and diluted (loss) per share                         $     (0.01)       $         -        $    (0.01)      $    (0.02)
                                                           ===========        ===========        ===========      ==========
Shares used in computing basic and
      diluted (loss) per share                               7,831,733          7,826,565         6,537,656        6,065,928
                                                           ===========        ===========        ===========      ==========






The accompanying notes are an integral part of these consolidated financial statements.

                                             RSI HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002



                                                                                                   For the           For the
                                                                                                  Six months       Six months
                                                                                                    Ended             Ended
                                                                                                 February 28       February 28
                                                                                                    2003              2002
                                                                                                 -----------       -----------

OPERATING ACTIVITIES
      Net loss                                                                                    $ (11,724)       $(150,242)
      Adjustments to reconcile net loss to net
           cash provided (used by) operating activities:
           Depreciation                                                                              11,073            1,152
           Amortization                                                                              64,440                -
           Loss on disposal of asset                                                                      -            1,505
           Changes in current assets and liabilities                                                 51,355          (27,355)
                                                                                                  ---------      -----------
                Net cash provided by (used by) operating activities                                 115,144         (174,940)

INVESTING ACTIVITIES
      Purchase of property and equipment                                                            (34,604)               -
      Purchase of customer intangible assets                                                         (4,273)               -
                                                                                                  ---------      -----------
           Net cash used by investing activities                                                    (38,877)               -

FINANCING ACTIVITIES
      Proceeds from long-term debt borrowings                                                        30,393        1,260,000
      Repayment of long-term debt                                                                   (73,151)               -
      Proceeds from issuance of common stock                                                          6,500                -
                                                                                                  ---------      -----------
           Net cash (used by) provided by financing activities                                      (36,258)       1,260,000
                                                                                                  ---------      -----------
           Net  increase in cash                                                                     40,009        1,085,060

CASH, BEGINNING OF PERIOD                                                                           165,267          314,592
                                                                                                  ---------      -----------
CASH, END OF PERIOD                                                                               $ 205,276      $ 1,399,652
                                                                                                  =========      ===========








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

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements at February 28, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2002.

DEVELOPMENT STAGE

         During the six months ended February 28, 2002, the Company devoted substantially all its efforts to locating and establishing a new business, but had no operating business or revenues. As a result, during the three and six months ended February 28, 2002, the Company reported under those accounting principles that apply to development stage enterprises. Accounting principles generally accepted in the United States of America that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and determine whether a cost incurred by a development stage enterprise is to be charged to expense when incurred or is to be capitalized or deferred.

         Effective with the purchase of Employment Solutions on March 4, 2002 the Company began operations which generated revenues. As a result the Company ceased to report under those standards that apply to a development stage enterprise.

NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. Since the Company incurred a loss during the three months and six months ended February 28, 2003 and 2002, the effect of the stock options on the treasury stock method was anti-dilutive.

NOTE 2 - LONG-TERM DEBT

Long-term debt consists of the following:

Unsecured note payable to Minor H. Mickel with interest payable quarterly at 8.0
    percent per year. The unpaid principal balance is due on August 14, 2006.           $  250,000

Unsecured note payable to Minor H. Mickel with interest payable annually at 7.0
     percent per year. The unpaid principal balance is due on February 14, 2007.         1,200,000

Unsecured notes payable to Buck A. Mickel, the President and Chief Executive
     Officer of the Company, and to Charles C. Mickel and Minor M. Shaw in the
     amount of $20,000 each with interest payable annually at 7.0 percent per
     year. The unpaid principal balance is due on February 25, 2007.                        60,000

Note payable to Eadon Solutions, LLC (formerly Employment Solutions, LLC) in monthly installments of $15,466 including interest at 6.0% per year through
     March 4, 2007 secured by the outstanding common stock of Employment
     Solutions, Inc.                                                                       658,557

Note payable to First Citizens Bank in monthly installments of $520 including
     interest at an annual rate of approximately 7.0% through October 24, 2008              29,022
                                                                                       -----------
                                                                                         2,197,579
Less current portion                                                                       154,481
                                                                                       -----------

                                                                                       $ 2,043,098
                                                                                       ===========

NOTE 3 - INCOME TAXES

         Net deferred income tax benefits have not been recorded and a valuation allowance has been recorded relating to temporary differences since the Company is not assured that the resulting additional deferred income tax assets will be realized. The valuation allowance relates primarily to future income tax benefits of net operating loss carryforward.

Note 4 - Recently issued accounting standards

         In August 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. The Company adopted the provisions of SFAS No. 144 for the quarter ended February 28, 2003. The adoption of SFAS No. 144 has not had a material impact on the Company's financial position and results of operations.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on the reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years beginning after December 15, 2002. If the Company does not adopt the disclosure requirements of SFAS No. 123 and expenses the stock-based employee compensation, the Company will be required to adopt the disclosure provisions of SFAS No. 148 for interim periods beginning after December 15, 2002. Accordingly, the company will be required to adopt the disclosure provisions of SFAS No. 148 for the quarter ended May 31, 2003. The Company does not expect the adoption of this statement to have a material impact on its financial position and results of operations.

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

Changes in basis of accounting

         As described in Note 1 to its Condensed Consolidated Financial Statements, the Company's financial statements for the three and six months ended February 28, 2002 were prepared in accordance with disclosure requirements applicable to a development stage entity because the Company had no revenues during the six months ended February 28, 2002.

         Effective with the purchase of Employment Solutions on March 4, 2002, the Company began operations which generated revenues. As a result, the Company ceased to report under the standards that apply to a development stage enterprise.

Results of operations

         During the three and six months ended February 28, 2003 the Company's revenues were $1,265,510 and $2,688,088, respectively, all of which were generated by its wholly-owned subsidiary, Employment Solutions. Employment Solutions operates from an office facility in Greenwood, SC. The Company had no revenues during the three and six months ended February 28, 2002.

         Employment Solutions incurred cost of services of $1,028,591 during the three months ended February 28, 2003 and $2,170,652 during the six months ended February 28, 2003. These costs include wages paid directly to the employees, payroll taxes, workers compensation insurance and other costs directly associated with employment of the workers.

         Selling, general and administrative expenses during the three and six months ended February 28, 2003 were $256,741 and $454,428, respectively, as compared to $67,907 and $124,911, respectively, during the three and six months ended February 28, 2002. These expenses during the three and six months ended February 28, 2003, exclusive of Employment Solutions operations, included salaries and related costs of $97,394 and $171,922, respectively; legal, accounting, and shareholder related expenses of $27,725 and $39,325; rent of $8,900 and $17,750, respectively; and other administrative expenses of $26,548 and $42,344. The expenses during the three and six months ended February 28, 2003 also included selling and administrative expenses incurred by Employment Solutions of $63,880 and $118,647, respectively; and the amortization of customer related intangible assets of $32,294 and $64,440.

         Interest expense incurred during the three and six months ended February 28, 2003 was $37,446 and $75,379, respectively, as compared to $13,777 and $27,804, respectively, during the three and six months ended February 28, 2002. The increase in interest expense results primarily from interest incurred on borrowings relating to the acquisition of Employment Solutions.

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

         During the three and six months ended February 28, 2003 and 2002, net deferred tax benefits were not recorded relating to temporary differences since the Company is not assured that the resulting additional deferred tax assets will be realized.

Liquidity and Capital Resources

         At February 28, 2003, the Company's total liabilities exceeded its assets by $189,645 as compared to $184,421 at August 31, 2002. The Company anticipates that its cash balances and cash generated by the operations of Employment Solutions will be sufficient to fund its cash requirements during the next twelve months.

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

ITEM 1.   LEGAL PROCEEDINGS*

ITEM 2.   CHANGES IN SECURITIES*

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES*

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarizes the votes at the Annual Meeting of the Company's shareholders held on January 30, 2003.

                                                                                                 Broker
               Matter                 For         Against        Withheld       Abstentions     Nonvotes
               ------                 ---         -------        --------       -----------     --------

     Election of Directors
         Buck A. Mickel            7,656,509        N/A            6,034            N/A                0
         C. C. Guy                 7,656,394        N/A            6,149            N/A                0
         Charles M. Bolt           7,656,394        N/A            6,149            N/A                0
         Joe F. Ogburn             7,656,509        N/A            6,034            N/A                0
         Charles C. Mickel         7,656,509        N/A            6,034            N/A                0

     Amendment to Stock Option
     Plan                          7,002,328      58,604            N/A           4,773          596,838

     Ratification of
     Appointment of Elliott
     Davis, LLC for fiscal 2003    7,653,181       4,317            N/A           4,753              292


ITEM 5.      OTHER INFORMATION*

*Items 1, 2, 3, and 5 are not presented as they are not applicable or the information required thereunder is substantially the same as information previously reported.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Listing of Exhibits

99.1     Certification of Chief Executive Officer
99.2     Certification of Chief Financial Officer

           (b) Reports on Form 8-K

                There were no reports on Form 8-K filed during the fiscal quarter ended February 28, 2003.

                   .

                                   SIGNATURES








In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            RSI HOLDINGS, INC.
                                      ---------------------------------



 April 11, 2003                              /s/ Joe F. Ogburn
-----------------------               --------------------------------
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

Date: April 7, 2003                               /s/ Buck A. Mickel
                                                  Buck A. Mickel, President and
                                                  Chief Executive Officer

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


Date: April 8, 2003                  /s/ Joe F. Ogburn
                                     Joe F. Ogburn, Vice President,
                                     Treasurer, and Principal Financial Officer