Form 10QSB
period 2003-05-31
RSI HOLDINGS INC
filed 2003-07-11
CIK 853697

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10 - QSB

        (MARK ONE)

 [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

                  For the Quarterly Period Ended May 31, 2003 or
                                                 ------------
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

Common Stock, $.01 Par Value - 7,846,455 shares outstanding as of July 7, 2003

Transitional Small Business Disclosure Format (check one):Yes [ ] No [X]

                                      INDEX


                               RSI HOLDINGS, INC.



PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheet - May 31, 2003                    1

     Condensed consolidated statements of operations - Three and
     Nine months ended May 31, 2003 and 2002                                2

     Condensed consolidated statements of cash flows - Nine
     months ended May 31, 2003 and 2002                                     3

     Notes to condensed consolidated financial statements -
     May 31, 2003                                                           4

Item 2.  Management's discussion and analysis of financial
         condition and results of operations                                7


PART II. OTHER INFORMATION                                                  9

Item 1.  Legal Proceedings                                                  9

Item 2.  Changes in Securities                                              9

Item 3.  Defaults upon senior securities                                    9

Item 4.  Submission of Matters to a Vote of Security Holders                9

Item 5.  Other Information                                                  9

Item 6.  Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                 10


CERTIFICATIONS                                                             11-12

                               RSI HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                  MAY 31, 2003

  Assets
Current Assets
      Cash                                                   $  199,226
      Accounts receivable                                       106,084
      Prepaid expenses and other                                 21,183
                                                             ----------

           Total current assets                                 326,493

Property and equipment
      Cost                                                      130,801
      Less accumulated depreciation                              41,769
                                                             ----------

      Property and equipment - net                               89,032

Other assets:
      Customer related intangible assets, net of
           amortization of $160,952                           1,772,091
                                                             ----------

                                                             $2,187,616
                                                             ==========
  Liabilities and Shareholders' Deficit

Current liabilities
      Accounts payable                                       $   71,309
      Accrued expenses                                          149,264
      Curent maturities of long-term debt                       156,821
                                                             ----------

           Total current liabilities                            377,394

Long-term debt                                                2,003,004

Commitments and contingencies

Shareholders' deficit:
      Common Stock, $.01 par value-authorized
           25,000,000 shares, issued and outstanding
           7,846,455 shares                                      78,464
      Additional paid-in capital                              4,951,741
      Deficit                                                (5,222,987)
                                                            -----------

           Total shareholders' deficit                         (192,782)
                                                            -----------

                                                            $ 2,187,616
                                                            ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                              RSI HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                         FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2003 AND 2002



                                                             For the           For the            For the           For the
                                                          Three months       Nine months        Three months      Nine months
                                                              Ended             Ended              Ended             Ended
                                                             May 31             May 31             May 31            May 31
                                                              2003               2003               2002              2002
                                                          -------------      ------------       ------------      -----------

Revenues from services                                      $1,277,132        $ 3,965,220        $ 1,021,027      $ 1,021,027
Cost of services                                             1,039,860          3,210,512            820,519          820,519
                                                            ----------        -----------        -----------      -----------

Gross profit                                                   237,272            754,708            200,508          200,508

Expenses:
      Selling, general and administrative                      203,020            657,448            244,814          369,725
                                                            ----------        -----------        -----------      -----------

           Income (loss) from operations                        34,252             97,260            (44,306)        (169,217)

Other income (expenses):
      Interest income and other                                     88                735                775            3,248
      Interest expense                                         (37,477)          (112,856)           (39,100)         (66,904)
                                                            ----------        -----------        -----------      -----------

           Total other income (expense)                        (37,389)          (112,121)           (38,325)         (63,656)
                                                            ----------        -----------        -----------      -----------

Loss before income taxes                                     $  (3,137)       $   (14,861)       $   (82,631)     $  (232,873)
Income tax expense                                                   -                  -                  -                -
                                                            ----------        -----------        -----------      -----------

Net loss                                                     $  (3,137)       $   (14,861)       $   (82,631)     $  (232,873)
                                                            ==========        ===========        ===========      ===========

Basic and diluted loss per share                             $   (0.00)       $     (0.00)       $     (0.01)     $     (0.03)
                                                            ==========        ===========        ===========      ===========

Shares used in computing basic and
      diluted loss per share                                 7,846,455          7,833,268          7,821,606        6,657,585
                                                            ==========        ===========        ===========      ===========










The accompanying notes are an integral part of these consolidated financial statements.

                                          RSI HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              FOR THE NINE MONTHS ENDED MAY 31, 2003 AND 2002



                                                                                                    For the           For the
                                                                                                  Nine months       Nine months
                                                                                                     Ended             Ended
                                                                                                     May 31            May 31
                                                                                                      2003              2002
                                                                                                  -----------       -----------

OPERATING ACTIVITIES
      Net loss                                                                                     $ (14,861)       $(232,873)
      Adjustments to reconcile net loss to net
           cash provided (used by) operating activities:
           Depreciation                                                                               16,947            2,629
           Amortization                                                                               96,660           67,500
           Loss on disposal of asset                                                                       -            1,505
           Changes in current assets and liabilities                                                  48,101          (18,882)
                                                                                                   ---------        ---------

                Net cash provided by (used by) operating activities                                  146,847         (180,121)

INVESTING ACTIVITIES
      Purchase of property and equipment                                                             (34,604)         (32,451)
      Net cash paid for acquired business                                                             (4,273)      (1,168,192)
      Other                                                                                                            (1,208)
                                                                                                   ---------        ---------

           Net cash used by investing activities                                                     (38,877)      (1,201,851)

FINANCING ACTIVITIES
      Proceeds from long-term debt borrowings                                                         30,393        1,260,000
      Repayment of long-term debt                                                                   (110,904)         (34,571)
      Proceeds from issuance of common stock                                                           6,500                -
                                                                                                   ---------        ---------

           Net cash (used by) provided by financing activities                                       (74,011)       1,225,429
                                                                                                   ---------        ---------

           Net  increase (decrease) in cash                                                           33,959         (156,543)

CASH, BEGINNING OF PERIOD                                                                            165,267          314,592
                                                                                                   ---------        ---------

CASH, END OF PERIOD                                                                                $ 199,226        $ 158,049
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

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements at May 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2002.

DEVELOPMENT STAGE

         During the six months ended February 28, 2002, the Company devoted substantially all its efforts to locating and establishing a new business, but had no operating business or revenues. As a result, during the six months ended February 28, 2002, the Company reported under those accounting principles that apply to development stage enterprises. Accounting principles generally accepted in the United States of America that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and determine whether a cost incurred by a development stage enterprise is to be charged to expense when incurred or is to be capitalized or deferred.

         Effective with the purchase of Employment Solutions on March 4, 2002 the Company began operations which generated revenues. As a result the Company ceased to report under those standards that apply to a development stage enterprise.

NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. Since the Company incurred a loss during the three months and nine months ended May 31, 2003 and 2002, the effect of the stock options on the treasury stock method was anti-dilutive.

NOTE 2 - LONG-TERM DEBT

Long-term debt consists of the following:

Unsecured note payable to Minor H. Mickel with interest payable quarterly at 8.0
    percent per year. The unpaid principal balance is due on August 14, 2006.             $  250,000

Unsecured note payable to Minor H. Mickel with interest  payable annually at 7.0
     percent per year. The unpaid principal balance is due on February 14, 2007.           1,200,000

Unsecured notes payable to Buck A. Mickel,  the  President  and Chief  Executive
     Officer of the  Company,  and to Charles C. Mickel and Minor M. Shaw in the
     amount of $20,000 each with  interest  payable  annually at 7.0 percent per
     year. The unpaid principal balance is due on February 25, 2007.                          60,000

Note payable to Eadon Solutions,  LLC (formerly  Employment  Solutions,  LLC) in monthly installments of $15,466 including interest at 6.0% per year through
     March 4,  2007  secured  by the  outstanding  common  stock  of  Employment
     Solutions, Inc.                                                                         621,854

Note payable to First Citizens Bank in monthly  installments  of $520  including
     interest at an annual rate of approximately 7.0% through October 24, 2008                27,971
                                                                                          ----------

                                                                                           2,159,825
Less current portion                                                                         156,821
                                                                                          ----------

                                                                                         $ 2,003,004

NOTE 3 - INCOME TAXES

         Net deferred income tax benefits have not been recorded and a valuation allowance has been recorded relating to temporary differences since the Company believes that it is more likely than not that the realization of the deferred income tax assets will not be realized. The valuation allowance relates primarily to future income tax benefits of net operating loss carryforward. Management continues to assess the likelihood of the future realization of the deferred tax assets on a quarterly basis.

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

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on the reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years beginning after December 15, 2002. If the Company does not adopt the disclosure requirements of SFAS No. 123 and expenses the stock-based employee compensation, the Company will be required to adopt the disclosure provisions of SFAS No. 148 for interim periods beginning after December 15, 2002. Accordingly, the company will be required to adopt the disclosure provisions of SFAS No. 148 for the year ended August 31, 2003. The Company does not expect the adoption of this statement to have a material impact on its financial position and results of operations.

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

Changes in basis of accounting

         As described in Note 1 to its Condensed Consolidated Financial Statements, the Company's financial statements for the six months ended February 28, 2002 were prepared in accordance with disclosure requirements applicable to a development stage entity because the Company had no revenues during the six months ended February 28, 2002.

         Effective with the purchase of Employment Solutions on March 4, 2002, the Company began operations which generated revenues. As a result, the Company ceased to report under the standards that apply to a development stage enterprise.

Results of operations

         During the three and nine months ended May 31, 2003 the Company's revenues were $1,277,132 and $3,965,220, respectively, all of which were generated by its wholly-owned subsidiary, Employment Solutions. Employment Solutions operates from an office facility in Greenwood, SC. Revenues generated during the three months ended May 31, 2002 were $1,021,027.

         Employment Solutions incurred cost of services of $1,039,860 during the three months ended May 31, 2003 and $3,210,512 during the nine months ended May 31, 2003. Cost of services during the three months ended May 31, 2002 were $820,519. These costs include wages paid directly to the employees, payroll taxes, workers compensation insurance and other costs directly associated with employment of the workers.

         Selling, general and administrative expenses during the three and nine months ended May 31, 2003 were $203,020 and $657,448, respectively, as compared to $244,814 and $369,725, respectively, during the three and nine months ended May 31, 2002. These expenses during the three and nine months ended May 31, 2003, exclusive of Employment Solutions operations, included salaries and related costs of $76,296 and $248,218, respectively; legal, accounting, and shareholder related expenses of $10,033 and $49,358; rent of $8,925 and $26,675, respectively; and other administrative expenses of $16,349 and $58,693. The expenses during the three and nine months ended May 31, 2003 also included selling and administrative expenses incurred by Employment Solutions of $59,197 and $177,844, respectively; and the amortization of customer related intangible assets of $32,220 and $96,660.

         Interest expense incurred during the three and nine months ended May 31, 2003 was $37,477 and $112,856, respectively, as compared to $39,100 and $66,904, respectively, during the three and nine months ended May 31, 2002. The increase in interest expense results primarily from interest incurred on borrowings relating to the acquisition of Employment Solutions.

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

         During the three and nine months ended May 31, 2003 and 2002, net deferred tax benefits were not recorded relating to temporary differences since the Company believes that it is more likely than not that the realization of the deferred tax assets will not be realized. Management continues to assess the likelihood of the future realization of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

         At May 31, 2003, the Company's total liabilities exceeded its assets by $192,782 as compared to $184,421 at August 31, 2002. The Company anticipates that its cash balances and cash generated by the operations of Employment Solutions will be sufficient to fund its cash requirements during the next twelve months.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Listing of Exhibits

99.1     Certification of Chief Executive Officer
99.2     Certification of Chief Financial Officer

           (b) Reports on Form 8-K

                There were no reports on Form 8-K filed during the fiscal quarter ended May 31, 2003.

                   .

                                   SIGNATURES








In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                RSI HOLDINGS, INC.
                                          ---------------------------------



July 11, 2003                             /s/ Joe F. Ogburn
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

Date: July 7, 2003                     /s/ Buck A. Mickel
                                       -------------------
                                       Buck A. Mickel, President and
                                       Chief Executive Officer

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


Date: July 7, 2003               /s/ Joe F. Ogburn
                                 ------------------
                                 Joe F. Ogburn, Vice President,
                                 Treasurer, and Principal Financial Officer