Form 10KSB
period 2003-08-31
RSI HOLDINGS INC
filed 2003-11-25
CIK 853697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE ACT
         OF 1934

            For the Fiscal Year Ended August 31, 2003

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues from operations during fiscal year 2003 were $5,314,156.

         The aggregate market value of the common equity held by non-affiliates as of November 17, 2003 was $181,338.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (November 17, 2003).

         Common Stock, par value $.01 per share     7,846,455 shares outstanding

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I.

Item 1. Description of Business

         THE COMPANY

         RSI Holdings, Inc. (the "Company") was incorporated in North Carolina in 1978. The Company's executive offices are located at 28 East Court Street, Greenville, South Carolina, 29601. Its telephone number is (864) 271-7171.

         From January 2000 to March 2002, the Company did not conduct any business other than seeking acquisition opportunities and liquidating assets of its prior business. On January 18, 2002, RSI Holdings, Inc. (the "Company"), executed a letter of intent to acquire substantially all of the assets of Employment Solutions, LLC, a South Carolina limited liability company. On March 4, 2002, the Company acquired substantially all of the assets of Employment Solutions, LLC, a South Carolina limited liability company through a newly-formed, wholly-owned subsidiary, Employment Solutions, Inc., a South Carolina corporation ("Employment Solutions"). Employment Solutions is in the business of locating and providing labor to industrial companies.

         SERVICES

         The Company operates through its wholly-owned subsidiary, Employment Solutions, and is in the business of locating and providing labor to industrial companies from its facility in Greenwood, South Carolina. The Company makes arrangements with its client companies to provide the client companies with manual labor. The Company's client companies request workers according to their needs and the Company fills the vacancies from a pool of available labor. The client companies pay the Company for the hours worked at a negotiated hourly rate and the Company is responsible for paying the workers for the hours worked plus the related payroll taxes, insurance and other payroll costs. The workers work at the client company's job site under the direction of the client company's personnel.

         CLIENT CUSTOMERS

         The Company is in the business of locating and providing labor to industrial companies. Normally experience or skill in a particular industry is not required. Revenues from each of the Company's three largest client companies exceeded 10% of net revenues during the fiscal year ended August 31, 2003. Revenues from these three client companies accounted for over 50% of the net revenues of the Company.

         BILLING PRACTICES

         The Company collects from its client companies and the workers are paid each week for work performed during the previous week. Typically at the beginning of each week the Company invoices its client companies for the hours worked during the previous week and the client companies typically pay during that same week.

         COMPETITION

         The manual labor sector of the staffing industry is highly fragmented and highly competitive. The Company's competitors include a large number of sole proprietorships, as well as regional and national organizations. Many of them are large corporations with substantially greater resources than the Company. The Company believes that its reputation for trustworthiness, overall business experience, connections to the labor market and ability to respond quickly to client requests allow it to compete in this sector of the staffing industry.

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

         EMPLOYEES

         At August 31, 2003 the Company had a total of four (4) full time employees and 245 full time employees who are joint employees of the Company's subsidiary, Employment Solutions, and Employment Solution's professional employer organization, Quality H. R. Services, Inc. Most of the Company's laborers are foreign nationals; however, the Company is an equal opportunity employer and does not discriminate on the basis of race, religion, color, age, sex, national origin or handicapping conditions. The Company's primary source of laborers are (1) recruiters, who are not employees of the Company and who are paid on commission, and (2) individuals who contact Employment Solutions' seeking work.

ENVIRONMENTAL MATTERS

         The Company is subject to federal, state and local environmental laws and regulations, however, due to the nature of the Company's current activities, such laws and regulations do not have a direct, substantial impact on the Company's business operations.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases approximately 3,000 square feet of floor space located at 28 East Court Street, Greenville, South Carolina to serve as its principal executive offices. The Company believes that the property is adequate and suitable for executive office space. The monthly rental expense is $2,550. This lease includes office furniture and equipment. The office space at 28 East Court Street is leased from CTST, LLC. CTST, LLC is owned by Buck A. Mickel, the Company's President, Chief Executive Officer and a director of the Company, Charles C. Mickel, the Company's Vice President and a director of the Company, and their adult sister, Minor Mickel Shaw. The Mickel siblings are beneficial owners of approximately 65% of the outstanding common stock of the Company. The Company believes that this lease contains provisions as favorable to the Company as could be obtained from a third-party landlord.

         Employment Solutions leases a warehouse and office facility in Greenwood, South Carolina containing approximately 3,000 square feet under a one year lease arrangement that requires rent of $1,200 per month plus an additional common maintenance fee of $75 per month.

         The Company carries such insurance as it considers reasonable and necessary to cover its casualty and liability exposures. The Lessors provide the insurance on the facilities described above.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a party from time to time to routine litigation in the ordinary course of its business, including but not limited to various regulatory proceedings, employment disputes, workers compensation and personal injury claims, contract breach litigation and the like. Such litigation is incidental to the Company's business that does not depart from the normal kind of such actions. The Company believes that no such actions, if adversely decided, would have a material adverse effect on its results of operations or financial condition taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of securities holders during the fourth quarter of the Company's 2003 fiscal year.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The   Company's   Common   Stock  is  thinly   traded  on  the   NASDAQ
over-the-counter bulletin board. The high and low bid quotations of the Company's Common Stock after giving effect to the 3:1 reverse stock split effective June 10, 2002 are set forth below for the fiscal quarters indicated, as reported by NASDAQ for such periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                        2003                       2002
     Fiscal                       High         Low          High           Low

     First Quarter                  .19        .03          .03             .03

     Second Quarter                 .38        .10          .06             .03

     Third Quarter                  .23        .13          .33             .03

     Fourth Quarter                 .13        .08          .41             .06

         As of November 17, 2003, the Company had approximately 538 shareholders of record.

         The Company paid no cash dividends with respect to its Common Stock during fiscal 2003, 2002 and 2001, and does not intend to pay cash dividends in the foreseeable future.

         During the fiscal year ended August 31, 2003, the Company issued securities as described below without registration under the Securities Act of 1933, as amended, pursuant to the exemption from registration provided by
Section 4(2) thereof based on the small number of issuees:

          o On November 22, 2002, the Company issued options for 10,000 shares of its Common Stock to a consultant as compensation for services. The options expire on November 22, 2007 unless an earlier date of expiration occurs pursuant to the terms of the pertinent option grant letter, and the exercise price of these options is $0.18 per share.
          o On December 9, 2002, the Company issued options for 10,000 shares and 5,000 shares of its Common Stock, respectively to two employees as compensation. The options expire on December 9, 2007 unless an earlier date of expiration occurs pursuant to the terms of the pertinent option grant letters, and the exercise price of these options is $0.10 per share.
          o On December 23, 2002, the Company issued options for 10,000 shares of its Common Stock to a consultant as compensation for services. The options expire on December 23, 2007 unless an earlier date of expiration occurs pursuant to the terms of the pertinent option grant letter, and the exercise price of these options is $0.19 per share.
          o On January 22, 2003, the Company issued 25,000 shares of its Common Stock to a consultant upon exercise of options that were issued as compensation for services and not approved by its security holders. The exercise price was $6,500.



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

--------------------------------------------- ------------------------- ----------------------- --------------------
                                                        (a)                      (b)                      (c)
--------------------------------------------- ------------------------- ----------------------- --------------------
Equity compensation plans approved by                        1,609,439                  $.0993               43,333
security holders
--------------------------------------------- ------------------------- ----------------------- --------------------
Equity compensation plans not approved by                       95,000                  $.1347                    0
security holders
--------------------------------------------- ------------------------- ----------------------- --------------------
Total                                                        1,704,439                  $.1031               43,333
--------------------------------------------- ------------------------- ----------------------- --------------------

         The equity compensation plans not approved by security holders consist of options to purchase Common Stock of the Company and expire five years from date of issuance. The options generally give the optionee the right to purchase a specified number of shares of Common Stock of the Company at the market value on the date of the issuance.

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

         ACQUISITION OF BUSINESS

         On March 4, 2002, the Company, through Employment Solutions, its newly-formed, wholly-owned subsidiary, acquired substantially all of the assets of Employment Solutions, LLC, a South Carolina limited liability company.
Employment Solutions is in the business of locating and providing labor to industrial companies in the United States. Prior to the asset purchase, the Company had not conducted any business since January 31, 2000 other than seeking acquisition opportunities and liquidating the assets of its prior business.

         RESULTS OF OPERATIONS

         During the year ended August 31, 2003 the Company's revenues were $5,314,156 as compared to revenues during the year ended August 31, 2002 of $2,265,342. The Company's revenues increased from fiscal 2002 to fiscal 2003 primarily because the Company did not have revenue-generating operations in the year ended August 31, 2002 until March 4, 2002 and therefore generated revenue for only approximately half of that fiscal year. The increase in revenues from 2002 to 2003 was also the result, to a lesser extent, of an increase during fiscal 2002 in the average number of workers employed by the Company to a higher level that then remained relatively constant in 2003.

         Employment Solutions incurred cost of services of $4,307,446 during the year ended August 31, 2003 as compared to $1,813,228 during the year ended August 31, 2002. These costs include wages paid directly to the employees, payroll taxes, workers compensation insurance and other costs directly associated with employment of the workers. The cost of services for fiscal 2003 were higher than for fiscal 2002 primarily because the Company had revenue-generating operations for only approximately half of fiscal 2002 and to a lesser extent because of the higher average number of workers employed in fiscal 2003 as discussed above.

         General and administrative expenses were $873,441 during the year ended August 31, 2003 as compared to $538,595 during the year ended August 31, 2002. The expenses, exclusive of Employment Solutions, during the year ended August 31, 2003 include salaries and related costs of $347,333; legal, accounting, and shareholder related expenses of $62,263; rent of $35,600 and other administrative expenses of $69,468. The expenses during the year ended August 31, 2003 also include selling and administrative expenses incurred by Employment Solutions of $229,898 and the amortization of customer related intangible assets of $128,879. The expenses, exclusive of Employment Solutions, during the year ended August 31, 2002 include salaries and related costs of $216,723; legal, accounting, and shareholder related expenses of $66,482; rent of $29,100 and other administrative expenses of $45,901. The expenses during the year ended August 31, 2002 also include selling and administrative expenses incurred by Employment Solutions during the year ended August 31, 2002 of $116,097 and the amortization of customer related intangible assets of $64,292. General and administrative expenses increased from fiscal 2002 to fiscal 2003 because the Company had twelve months of operations in fiscal 2003 and only approximately six months of operations in fiscal 2002.

         Interest expense incurred during the year ended August 31, 2003 was $149,760 as compared to $105,483 during the year ended August 31, 2002. The increase in interest expense resulted primarily from interest incurred on borrowings relating to the acquisition of Employment Solutions. Interest income and other income (primarily from earnings on cash investments) during the year ended August 31, 2003 was $856 as compared to $3,471 during the year ended August 31, 2002.

       INCOME TAXES

         During fiscal year 2003 and 2002, net deferred tax benefits were not recorded relating to temporary differences since the Company is not assured that the resulting additional deferred tax assets will be realized. See "Critical Accounting Policies" below.

         LEASED PROPERTIES

         For a description of the Company's arrangements with respect to its current lease obligations, reference is made to Part I, Item 2 - "Description of Property," which is incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

         ANTICIPATED LIQUIDITY REQUIREMENTS

         Certain of the Company's shareholders have advanced funds under the debt arrangements discussed below under "Debt Arrangements". At August 31, 2003, the Company's liabilities exceeded its assets by $193,556.

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

         CASH

         The Company had cash in the amount of $233,055 at August 31, 2003 as compared to $165,267 as of August 31, 2002.

         DEBT ARRANGEMENTS

         On August 31, 2001, Minor H. Mickel, the mother of Buck A. Mickel, President and Chief Executive Officer and a director and significant shareholder of the Company, and Charles C. Mickel, Vice President and a director and significant shareholder of the Company, loaned the Company $250,000 under the terms of an unsecured note payable bearing interest at 8% per year with the principal balance due on August 14, 2006.

         On February 14, 2002, Minor H. Mickel loaned the Company $1,200,000 under the terms of an unsecured note payable bearing interest at 7% per year with the principal balance due on February 14, 2007. On February 25, 2002, Buck
A. Mickel, Charles C. Mickel and their adult sister, (who is a significant shareholder of the Company) each loaned the Company $20,000 under the terms of unsecured notes payable bearing interest at 7% per year with the principal balance due on February 25, 2007. Total proceeds of these loans, aggregating $1,260,000, were used in the purchase of Employment Solutions.

         On March 4, 2002, the Company through its wholly-owned subsidiary, Employment Solutions, issued a note in the principal amount of $800,000 to Employment Solutions, LLC as part of the purchase price of Employment Solutions' business. The note is payable in equal monthly installments of $15,466 over five years at an interest at the rate of 6% per year and is secured by the Company's pledge of the common stock of Employment Solutions.

         On October 10, 2002, the Company through its wholly-owned subsidiary, Employment Solutions, incurred long-term debt in the amount of $30,393 payable in equal monthly installments of $520 over six years at an interest at the rate of 7% per year. The note is secured by a truck.

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

OFF-BALANCE SHEET ARRANGEMENTS

         The Company has no significant off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICY

           The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The significant accounting policies of the company are described in the footnotes to the consolidated financial statements at August 31, 2003.

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

           The Company believes that the valuation allowance related to the deferred tax asset is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. When income and expenses are recognized in different periods for financial reporting purposes than for purposes of computing income taxes currently payable, deferred tax assets or liabilities are provided on such temporary differences. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

         At August 31, 2003, the Company has net operating loss carryforwards ("NOLs") available for income tax purposes of approximately $12,731,000. Such carryforwards expire in 2006 through 2022. The Company's ability to use its existing net operating loss carryforward may be jeopardized or lost if the Company undergoes an "ownership change" as defined by the Internal Revenue Code. Under SFAS No. 109, the Company can record a net deferred tax asset on its balance sheet and a net deferred tax benefit on its income statement related to its NOLs if it believes that it is more likely than not that it will be able to utilize its NOLs to offset future taxable income utilizing certain criteria required by SFAS No. 109. If the Company does not believe, based on the balance of the evidence, that it is more likely than not that it can fully utilize its NOLs, it must reduce its deferred tax asset to the amount that is expected to be realized through future realization of profits.

         Because the Company did not have net income in fiscal 2003 and 2002, SFAS No. 109 required that the Company not carry any net deferred tax asset on its balance sheets for August 31, 2003 or record any net deferred tax benefit on its income statements for the years ended on such dates. If the Company had been permitted under SFAS No. 109 to record a full net deferred tax asset on its balance sheet at August 31, 2003, the amount of the net deferred tax asset would have been $4,765,000, and if the Company had similarly been permitted to show a full net deferred tax benefit on its income statement for the year ended August 31, 2003, the amount of the benefit would have been $4,000.

         The analysis of available evidence is performed on an ongoing basis. Adjustments to the valuation allowance are made accordingly. Were the Company to become profitable before its NOLs expire or are otherwise lost, it would be able to utilize them to offset future taxable income, reducing its income tax expense and increasing its net earnings, and the Company would be able to record a net deferred tax asset on its balance sheet. There can be no assurance that the Company will become profitable or that it will be able to utilize any of its NOLs. If the Company does become profitable and utilize its NOLs, any recordable deferred tax asset could be substantially different from the August 31, 2003 amount set forth in the preceding paragraph.

RISK FACTORS

         The Company is dependent on a few customers in that the majority of its revenues are from three customers. During the year ended August 31, 2003, these customers accounted for over 50% of the Company's revenues. The contracts that the Company has with its customers are generally short-term and the Company can give no assurance that these customers will continue to need the services that it provides.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A.  CONTROLS AND PROCEDURES

         Our disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15d--15(e)) as of August 31, 2003, and based on such evaluation, our Chief Executive Officer and Chief Executive Officer concluded that such controls and procedures were effective as of August 31, 2003.

         There were no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended August 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


                            DIRECTORS OF THE COMPANY


  Name, Age and Tenure as
          Director                    Principal Occupation and Background
----------------------------  --------------------------------------------------

C.C. Guy (71)                 Director of the Company.  Mr. Guy served as President of the Company
Director since 1978 (1)(2)    from July 1989 until his retirement in January 1995.  Since his retirement, he has served as a consultant to the Company on an as-needed basis. Mr. Guy was Vice President-Administration of the
                              Company from 1978 to July 1989.  Mr. Guy served from October 1979 to
                              November 1989 as President, Treasurer and a director of RSI
                              Corporation.  Mr. Guy currently serves as a director of Delta Woodside
                              Industries, Inc. and Delta Apparel, Inc.

Charles M. Bolt (73)          Director of the Company.  Mr. Bolt was President and Chief Executive
Director since 1982 (1)(2)    Officer of the Company from 1984 to July 1989, when he was elected
                              President of Distribution, a position that he held until his retirement in January 1995.  Since his retirement, he has served as a consultant to the Company on an as-needed basis.  Mr. Bolt was Vice
                              President-Marketing of the Company from 1978 to 1984.

Buck A. Mickel (48)           Director of the Company.  Mr. Mickel was elected President and Chief
Director from 1988 to 1992    Executive Officer of the Company on July 28, 1998 following the death
and 1997 to present  (1)      of his father,  Mr. Buck Mickel.  Mr. Mickel was Vice President of the
                              Company from 1989 to January 1995 and from September 1996 to July
                              1998.  Mr. Mickel served as a consultant to the Company from January
                              1995 to September 1996.  Mr. Mickel served as a director of the
                              Company or its former parent corporation from 1987 until December
                              1992.  Mr. Mickel currently serves as a director of Delta Woodside
                              Industries, Inc. and Delta Apparel, Inc.

Charles C. Mickel (46)        Director of the Company.  Mr. Mickel was elected Vice President on
Director since 2001 (1)(2)    September 1, 2003.  Mr. Mickel served as vice president of U. S.
                              Shelter Corporation from 1981 to 1990 and vice president of asset management of Insigna Financial Group, Inc., the successor of U. S.
                              Shelter Corporation, from 1990 to 1992.  Since July 1992 Mr. Mickel has been a private investor in commercial real estate.  Mr. Mickel is
                              Buck A. Mickel's brother.

Joe F. Ogburn (65)            Director of the Company.  Mr. Ogburn served as Secretary, Treasurer
Director since 2001           and Chief Financial Officer of the Company since January 2001.  Mr.
                              Ogburn served as Treasurer of the Company since September 1988 and
                              Vice President of the Company since May 1995.  Mr. Ogburn served as
                              Controller of the Company from 1981 to September 1988.  Mr. Ogburn served as a Director of the Company from September 1987 to July 1989.

(1) Member of Compensation  Committee.
(2) Member of Audit Committee.

         The Board of Directors of the Company met in person four times during the fiscal year ended August 31, 2003. The Compensation Committee of the Company met once during the fiscal year. The Audit Committee of the Company met five times during the fiscal year. Each Director attended at least 75% of the meetings of the Board and of any committee of which he was a member. The Board does not have a standing nominating committee.

         The Compensation Committee reviews and submits to the Board of Directors suggested salaries and other compensation for officers of the Company and its subsidiaries for the ensuing year.

         The Audit Committee generally makes recommendations to the Board regarding the selection of the independent public accountants, reviews the independence of such accountants, approves the scope of the annual audit, approves the rendering of any material non-audit services by the independent accountants, approves the fee payable to the independent accountants, and reviews the audit results.

                               EXECUTIVE OFFICERS

         The  following  table  provides  certain   information   regarding  the
executive officers of the Company:


Name and Age                Position
--------------------------- -------------------------------------------------
Buck A. Mickel (48)         President and Chief Executive Officer

Charles C. Mickel (46)      Vice President (appointed September 1, 2003)

Joe F. Ogburn (65)          Secretary, Treasurer and Chief Financial Officer

         The Company's executive officers are appointed by the Board of Directors and serve at the pleasure of the Board. Buck A. Mickel and Charles C. Mickel are brothers.

             Section 16(a) Beneficial Ownership Reporting Compliance

             Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during and with respect to its most recent fiscal year, the Company believes that all of its executive officers, directors and persons who may have been deemed to be greater than 10% stockholders during the year have timely made all filings required to be made under Section 16(a) of the Securities Exchange Act of 1934, as amended except that Minor M. Shaw filed one Form 4 in fiscal 2003 that was due in fiscal 2002 with respect to one transaction and Charles Bolt failed to file one Form 4 that was required to be filed in fiscal 2002 with respect to one transaction and which will be filed promptly.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by the Company during the last three fiscal years to the Company's Chief Executive Officer (the "Named Executive Officer"). The salary and bonuses of each other executive officer of the Company was less than $100,000 during fiscal years 2001 through 2003.

                                   Summary Compensation Table


                                                                                    Annual
                                                                                 Compensation
                                                                            ---------------------
                 Name and Principal Position                 Fiscal Year          Salary $
     ----------------------------------------------------- ---------------- ---------------------
     Buck A. Mickel, President and Chief Executive              2003               90,083
     Officer
                                                           ---------------- ---------------------
                                                                2002               55,333
                                                           ---------------- ---------------------
                                                                2001               20,000
                                                           ---------------- ---------------------

         Most of the Company's employees, as well as its executive officers, are eligible to participate in the Company's medical and health benefit plan.

         During the year ended August 31, 2003, the Company did not pay any other compensation to its directors except as set forth in "Retirement Contracts" below.

         The following table sets forth the number of shares underlying the Named Executive Officer's exercisable and unexercisable stock options. There were no stock options granted to the Named Executive Officer and the Named Executive Officer did not exercise any stock options during the year ended August 31, 2003.

                  AGGREGATE EXERCISABLE AND UNEXERCISABLE STOCK OPTIONS AT FISCAL YEAR-END

         ------------------------------------- ------------------------------------ --------------------------

                                                Number Of Unexercised Securities      Value of Unexercised
                                                Underlying Options/SARs at Fiscal         In-the-Money
                                                          Year-End (#)               Options/SARS at Fiscal
                         Name                             Exercisable/                    Year-End ($)
                                                          Unexercisable             Exercisable/Unexercisable
         ------------------------------------- ------------------------------------ --------------------------

         Buck A. Mickel, President and Chief             126,666/200,000                    $300/$600
         Executive Officer
         ------------------------------------- ------------------------------------ --------------------------


         RETIREMENT CONTRACTS

         Messrs. C.C. Guy and Charles M. Bolt retired as officers of the Company on January 17, 1995. The Company paid each of these two retired officers $100 per month during the year ended August 2003. The Board determined that these payments were appropriate in light of these officers' long records of service to the Company and value as consultants to the Company. The Company anticipates that these individuals will continue to serve as consultants during fiscal year 2004.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of November 17, 2003, regarding the beneficial ownership of the Common Stock by: (i) persons beneficially owning more than five percent of the Common Stock; (ii) the directors and executive officers of the Company; and (iii) all directors and executive officers of the Company, as a group. Unless otherwise indicated in the notes to the table, the Company believes that the persons named in the table have sole voting and investment power with respect to all the shares of Common Stock shown as beneficially owned by them.

                                                Amount and
                                                 Nature of
          Name and Address of                   Beneficial          Percent
           Beneficial Owner                      Ownership        of Class (7)
--------------------------------------------------------------------------------
Buck A. Mickel                                3,413,975 (1)           39.9
28 East Court Street
P. O. Box 6847 Greenville, SC 29606

C.C. Guy                                         54,295 (2)            0.6
1405 Stonegate Lane
Shelby, NC 28150

Charles M. Bolt                                  98,184 (3)            1.2
2720 N. E. 57th Street
Fort Lauderdale, FL 33308

Charles C. Mickel                             1,470,518 (4)           17.2
28 East Court Street
P. O. Box 6847
Greenville, SC 29606

Minor Mickel Shaw                                705,362               8.3
P. O. Box 795
Greenville, SC 29602

Joe F. Ogburn                                   161,990 (5)            1.9
208 Belvedere Avenue
Shelby, NC 28150

All Directors and Executive Officers          5,198,962 (6)           60.8
of the Company as a Group (6 persons)

(1) Mr. Buck A. Mickel is the President, Chief Executive Officer and a director of the Company. The number of shares shown as beneficially owned by Mr. Buck A. Mickel includes 3,087,309 shares directly owned by him, 150,000 shares owned by him as custodian for his minor child and 126,666 unissued shares subject to stock options held by Mr. Mickel which are currently exercisable. The number of shares shown also includes 50,000 shares held by Mr. Mickel's wife, as to which shares Mr. Mickel disclaims beneficial ownership.

(2) Mr. C.C. Guy is a director of the Company. The number of shares shown as beneficially owned by Mr. Guy includes 26,307 shares directly owned by him and 9,999 unissued shares subject to stock options held by Mr. Guy which are currently exercisable. The number of shares shown also includes 17,989 shares held by Mr. Guy's wife, as to which shares Mr. Guy disclaims beneficial ownership.

(3) Mr. Charles M. Bolt is a director of the Company. The number of shares shown as beneficially owned by Mr. Bolt includes 88,185 shares directly owned by him and 9,999 unissued shares subject to stock options held by Mr. Bolt which are currently exercisable.

(4) Mr. Charles C. Mickel was elected Vice President effective on September 1, 2003 and is a director of the Company. The number of shares shown as beneficially owned by Mr. Charles C. Mickel includes 1,467,185 shares directly owned by him and 3,333 unissued shares subject to stock options held by Mr. Mickel which are currently exercisable.

(5) Mr. Joe F. Ogburn is the Secretary, Treasurer and Chief Financial Officer of the Company. The number of shares shown as beneficially owned by Mr. Ogburn includes 45,142 shares directly owned by him and 116,665 unissued shares subject to stock options held by Mr. Ogburn which are currently exercisable. Such number also includes 183 shares held by Mr. Ogburn's wife, as to which shares Mr. Ogburn disclaims beneficial ownership.

(6) This number includes all shares included in the table above with respect to any director or executive officer.

(7) Pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), percentages of total outstanding shares have been computed on the assumption that shares that can be acquired within 60 days upon the exercise of options by a given person are outstanding, but no other shares similarly subject to acquisition by other persons are outstanding.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain information concerning related party transactions respecting the members of the Compensation Committee, members of their families, and other executive officers, directors and owners of 5% or more of the outstanding Common Stock of the Company is set forth below.

         SALARY AND OTHER COMPENSATION ARRANGEMENTS

         As described herein under Part III, Item 10 - Executive Compensation -"Retirement Contracts", the Company pays consulting fees to Messrs. C.C. Guy and Charles M. Bolt.

         LOAN ARRANGEMENT

         During August 2001, Minor H. Mickel loaned the Company $250,000 under the terms of an unsecured note payable bearing interest at 8.0% per year with the principal balance and all unpaid interest due in August 2006. Mrs. Mickel is the mother of Buck A. Mickel, the President, Chief Executive Officer and director of the company, Charles C. Mickel, the Vice President and a director of the Company, and Minor Mickel Shaw. The Mickel siblings are the beneficial owners of approximately 65% of the outstanding common stock of the Company.

         During February 2002, Minor H. Mickel loaned the Company $1,200,000 and Buck A. Mickel, Charles C. Mickel and Minor Mickel Shaw, each loaned the Company $20,000 under unsecured promissory notes bearing interest at 7.0% per year with the principal balances and all unpaid interest due in February 2007. Proceeds from these notes aggregating $1,260,000 were used to purchase the assets of the Company's wholly-owned subsidiary, Employment Solutions, Inc.

         CORPORATE OFFICE ARRANGEMENT

         During fiscal 2003, the Company's executive offices were located in a facility consisting of approximately 3,000 square feet of floor space located at 28 East Court Street, Greenville, South Carolina. Rental expense of $30,600 was incurred by the Company during the year ended August 31, 2003 for the Company's executive offices under a month-to-month lease arrangement. The lease at 28 East Court Street, Greenville, South Carolina includes office furniture and equipment. The office space at 28 East Court Street, Greenville, South Carolina was leased from CTST, LLC, which is owned by three shareholders: Buck A. Mickel, Charles C. Mickel and Minor Mickel Shaw. The Company believes that this lease contains provisions as favorable to the Company as could be obtained from a third-party landlord.


ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a)           Listing of Exhibits

2.1           Agreement for Sale and Purchase of Assets dated March 4, 2002, by and between the Company, Employment Solutions, Inc.
              (then known as Employment Solutions Acquisition, Inc.), Employment Solutions, LLC, Eadon Solutions, Inc. and Marion L.
              Eadon, Jr.:  Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of the Company dated March
              4, 2002 and filed with the Commission on March 18, 2002 (the "March 4, 2002 Form 8-K").

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

4.1           See Exhibits 3.1, 3.1.1, 3.2.1 and 3.2.2.

4.2           Specimen of Certificate for RSI Holdings, Inc., common stock: Incorporated by reference to Exhibit 4.1.2 to the Form
              S-4.

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


*10.2         RSI Holdings, Inc., 2002 Stock Option Plan:  Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 2002, File No. 0-18091.

*10.3         Stock Option Agreement by and between the Registrant and C. C. Guy dated as of January 21, 1999:  Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended
              August 31, 2002, File No. 0-18091.

*10.4         Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of January 21, 1999: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange  Commission for the year ended
              August 31, 2002, File No. 0-18091.

*10.5         Stock Option Agreement by and between the Registrant and C. C. Guy dated as of August 18, 1999: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended
              August 31, 1999, File No. 0-18091.

*10.6         Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of August 18, 1999: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended
              August 31, 1999, File No. 0-18091.

*10.7         Stock Option Agreement by and between the Registrant and Charles C. Mickel dated as of June 10, 2002: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended
              August 31, 2002, File No. 0-18091.

*10.8         Stock Option Agreement by and between the Registrant and C. C. Guy dated as of June 10, 2002:  Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended
              August 31,  2002, File No. 0-18091.

*10.9         Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of June 10,  2002: Incorporated by reference to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended
              August 31, 2002, File No. 0-18091.

10.10.1       Promissory Note dated March 4, 2002 in the principal amount of $800,000 from Employment Solutions, Inc. to Employment
              Solutions, LLC:  Incorporated by reference to Exhibit A to Exhibit 10.11 of the March 4, 2002 Form 8-K.

10.10.2       Pledge & Security Agreement dated March 4, 2002 by and between the Company and Employment Solutions, LLC: Incorporated
              by reference to Exhibit B to Exhibit 10.11 of the March 4, 2002 Form 8-K.

10.10.3       Employment Agreement dated March 4, 2002 by and between Employment Solutions, Inc. and Marion L. Eadon, Jr.:
              Incorporated by reference to Exhibit C to Exhibit 10.11 fo the March 4, 2002 Form 8-K.

10.12         Promissory Note in the principal amount of $250,000 from the Company to Minor H. Mickel dated August 14, 2001.

10.13         Promissory Note in the principal amount of $1,200,000 from the Company to Minor H. Mickel dated  February 14, 2002:
              Incorporated by reference to Exhibit 10.13 of the March 4, 2002 Form 8-K.

10.14.1       Promissory Note in the principal amount of $20,000 from the Company to Buck A. Mickel dated February 25, 2002.


10.14.2       Promissory Note in the principal amount of $20,000 from the Company to Charles C. Mickel dated February 25, 2002.

10.14.3       Promissory Note in the principal amount of $20,000 from the Company to Minor Mickel Shaw dated February 25, 2002.

21.           Subsidiaries of the Registrant.

23.           Consent of Independent Certified Public Accountants.

31.1          Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Buck A. Mickel, dated November 18,
              2003.

31.2          Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Joe F. Ogburn, dated November 18,
              2003.

32.1          Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Buck A. Mickel, dated November 18,
              2003.

32.2          Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joe F. Ogburn, dated November 18,
              2003.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 13 of Form 10-KSB.

         (b) Reports on Form 8-K:

                  None.


                                   SIGNATURES




In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RSI HOLDINGS, INC.

                             By: /s/ Buck A. Mickel
                                 ---------------------------------------
                                 Buck A. Mickel
                                 President and Chief Executive Officer

                             Date: November 25, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Buck A. Mickel     November 25, 2003  Director, President and
Buck A. Mickel               (Date)       Chief Executive Officer
                                          (Principal Executive Officer)

/s/ Charles C. Mickel  November 25, 2003  Director, Vice President
Charles C. Mickel          (Date)


/s/ C. C. Guy          November 25, 2003  Director
C. C. Guy                  (Date)


/s/ Charles M. Bolt    November 25, 2003  Director
Charles M. Bolt            (Date)



/s/ Joe F. Ogburn      November 25, 2003    Director, Vice President, Secretary
Joe F. Ogburn              (Date)           and Treasurer (Principal Financial
                                            and Accounting Officer)

                          ANNUAL REPORT ON FORM 10-KSB

                   ITEM 7, ITEM 14(A)(1) AND (2), (C) AND (D)

                          LIST OF FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS

                           YEAR ENDED AUGUST 31, 2003

                               RSI HOLDINGS, INC.

                           GREENVILLE, SOUTH CAROLINA

                               RSI HOLDINGS, INC.

                        FORM 10-KSB-ITEM 14(A)(1) AND (2)

                          INDEX OF FINANCIAL STATEMENTS


The following consolidated financial statements of RSI Holdings, Inc. are included in Item 7:


     Consolidated balance sheet - August 31, 2003

     Consolidated statements of operations - For the years ended August 31, 2003 and 2002

     Consolidated  statements  of  shareholders'  deficit - For the years  ended
        August 31, 2003 and 2002

     Consolidated statements of cash flows - For the years ended August 31, 2003 and 2002

     Notes to consolidated financial statements - August 31, 2003

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
RSI HOLDINGS, INC.
Greenville, South Carolina

         We have audited the consolidated balance sheet of RSI HOLDINGS, INC. AND SUBSIDIARIES as of August 31, 2003 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended August 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of RSI HOLDINGS, INC. AND SUBSIDIARIES as of August 31, 2003, and the related consolidated results of operations and cash flows for the year ended August 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.


                                                /s/ Elliott Davis, LLC

Greenville, South Carolina
September 30, 2003

                               RSI HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2003

                                     ASSETS
CURRENT ASSETS
     Cash                                                            $  233,055
     Accounts receivable                                                119,688
     Prepaid expenses and other                                          17,952
                                                                    -----------

Total current assets                                                    370,695

Property and equipment:
     Cost                                                               130,801
     Less accumulated depreciation                                       47,556
                                                                     ----------

         Property and equipment - net                                    83,245

Other assets:
     Customer related intangible assets, net of
         amortization of $193,172                                     1,743,117
                                                                      ---------

                                                                     $2,197,057


             LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                               $    88,455
     Accrued expenses                                                    51,091
     Current maturities of long-term debt                               159,198
                                                                     ----------
         Total current liabilities                                      298,744

LONG-TERM DEBT AND OTHER LIABILITIES
         Long-term debt                                               1,962,302
         Accrued interest                                               129,567

Commitments and contingencies

SHAREHOLDERS' DEFICIT:
     Common Stock, $.01 par value-authorized
         25,000,000 shares, issued and outstanding
         7,846,455 shares                                                78,464
     Additional paid-in capital                                       4,951,741
     Deficit                                                         (5,223,761)
                                                                     -----------

     Total shareholders' deficit                                       (193,556)
                                                                     -----------

                                                                     $2,197,057

The accompanying notes are an integral part of these consolidated financial statements.


                               RSI HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED AUGUSTS 31, 2003 AND 2002

                                                                 For the          For the
                                                                  Year              Year
                                                                  Ended             Ended
                                                                August 31         August 31
                                                                  2003               2002

REVENUES FROM SERVICES                                         $ 5,314,156       $ 2,265,342
COST OF SERVICES                                                 4,307,446         1,813,228
                                                              ------------     -------------

GROSS PROFIT                                                     1,006,710           452,114

EXPENSES:
     Selling, general and administrative                           873,441           538,595
                                                             -------------     -------------
Income (loss) from operations                                      133,269           (86,481)

OTHER INCOME (EXPENSE):
     Interest income and other                                         856             3,471
     Interest expense                                             (149,760)         (105,483)
                                                             --------------    --------------

     Total other income (expense)                                 (148,904)         (102,012)
                                                             --------------    --------------

NET LOSS                                                     $     (15,635)    $    (188,493)
                                                             ==============    ==============

NET LOSS PER SHARE - BASIC AND DILUTED                       $        (.00)    $        (.03)
                                                             ==============    ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING*                    7,836,592         6,950,983
                                                             ==============    ==============








* The weighted average number of shares outstanding have been retroactively adjusted for the three-to-one reverse stock split. See Note 5.


The accompanying notes are an integral part of these consolidated financial statements.


                               RSI HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                  FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002




                                             COMMON STOCK        ADDITIONAL
                                        --------------------      PAID-IN
                                        SHARES        AMOUNT      CAPITAL       DEFICIT           TOTAL
                                        ------        ------     ----------     -------           -----


BALANCE, AUGUST 31, 2001              16,798,154    $167,981     $4,355,733     $(5,019,633)    $(495,919)


     Conversion of debt to
         common stock                  6,666,666      66,666        433,334                       500,000
     Three-to-one reverse
         stock split                 (15,643,365)   (156,433)       156,424                      (      9)

     Net loss                                                                      (188,493)     (188,493)
                                      -----------   ---------   ------------    ------------    ----------

BALANCE, AUGUST 31, 2002               7,821,455      78,214      4,945,491      (5,208,126)     (184,421)


     Exercise of stock options            25,000         250          6,250                         6,500

     Net loss                                                                       (15,635)      (15,635)
                                      -----------   ---------   ------------    ------------    ----------

BALANCE, AUGUST 31, 2003                7,846,455   $ 78,464    $  4,951,741    $(5,223,761)    $(193,556)
                                      ============  ========    ============    =============   ==========




















          The accompanying notes are an integral part of these consolidated financial statements.


                               RSI HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002

                                                                                    For the           For the
                                                                                      Year              Year
                                                                                     Ended              Ended
                                                                                   August 31          August 31
                                                                                      2003               2002
                                                                                   ---------          ---------
OPERATING ACTIVITIES
     Net loss                                                                       $ (15,635)   $    (188,493)
     Adjustments to reconcile net loss to net
         cash provided by (used for) operating activities
         Depreciation and amortization                                                151,615           71,701
         Loss on disposal of property and equipment                                         -            1,266
         Changes in operating assets and liabilities
              Accounts receivable                                                      11,212          (54,177)
Prepaid expenses and other                                                              3,267          (18,131)
              Accounts payable, accrued expenses and other liabilities                 71,789           48,100
                                                                                  -----------      -----------
                  Net cash provided by (used for) operating activities                222,248         (139,734)
                                                                                  -----------      -----------

INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                           -            4,923
     Purchase of property and equipment                                               (34,604)         (36,659)
     Net cash paid for acquired business                                               (7,519)      (1,168,192
                                                                                  ------------     -----------

              Net cash (used for) investing activities                                (42,123)      (1,199,928)
                                                                                  ------------     -----------

FINANCING ACTIVITIES
     Proceeds from long-term notes payable                                             30,393        1,260,000
     Payment of long-term debt and other                                             (149,230)         (69,663)
     Proceeds from exercise of stock options                                            6,500             -
                                                                                  -----------      -----------

         Net cash (used for) provided by financing activities                        (112,337)       1,190,337
                                                                                  ------------     -----------

         Net increase (decrease) in cash                                               67,788         (149,325)

CASH, BEGINNING OF PERIOD                                                             165,267          314,592
                                                                                  -----------      -----------

CASH, END OF PERIOD                                                               $   233,055      $   165,267
                                                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURE

     Cash paid for interest                                                       $    70,190      $    47,682
                                                                                  ===========      ===========

NON-CASH TRANSACTION

     Conversion of note payable to common stock                                   $         -      $   500,000
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

         On March 4, 2002, the Company through a newly-formed, wholly-owned subsidiary, Employment Solutions, Inc., a South Carolina corporation ("Employment Solutions"), acquired substantially all of the assets of Employment Solutions, LLC, a South Carolina limited liability company. Employment Solutions, the only business, is in the business of locating and providing labor to industrial companies in the United States. Prior to the asset purchase, the Company had not conducted any business since January 31, 2000 other than seeking acquisition opportunities and liquidating the assets of its prior business.

BASIS OF PRESENTATION

         The accompanying consolidated financial statements at August 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America that apply to established operating enterprises. Refer to the discussion below regarding the period from September 1, 2001 through February 28, 2002 that were reported under those standards that apply to a development stage enterprise.

DEVELOPMENT STAGE

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

CASH

       Cash consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less at date of acquisition. The Company places temporary cash investments in high quality financial institutions. At times such investments may be in excess of FDIC insurance limits.

PROPERTY AND EQUIPMENT

       Property and equipment consists of office furniture and equipment and trucks and is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful life of the assets. The life of the furniture and office equipment and trucks when the asset is acquired is estimated to be five years.

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

INTANGIBLE ASSETS

        In accordance with SFAS No. 141, Business Combinations, the Company has determined that the intangible portion of the purchase price in conjunction with the acquisition during March 2002 is customer related intangible assets and consists of customer list, customer contracts and related customer relationships, and noncontractual customer relationships. The Company is amortizing this asset over its estimated fifteen year life.

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

STOCK OPTIONS

       The Company accounts for and will continue to account for stock options under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. Applying SFAS No. 123, Accounting for Stock-Based Compensation, would not materially affect net loss and loss per share for fiscal 2003 and 2002.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on the reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years beginning after December 15, 2002. If the Company does not adopt the disclosure requirements of SFAS No. 123 and expenses the stock-based employee compensation, the Company will be required to adopt the disclosure provisions of SFAS No. 148 for interim periods beginning after December 15, 2002. Accordingly, the company was required to adopt the disclosure provisions of SFAS No. 148 for the year ended August 31, 2003. The Company adoption of this statement did not have a material impact on the Company's financial position and results of operations.


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

RECENTLY ISSUED ACCOUNTING STANDARDS

         Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - CUSTOMER RELATED INTANGIBLE ASSETS

         On March 4, 2002, the Company effected the business combination with Employment Solutions solely through the distribution of cash and by incurring liabilities. The transaction had no effect on equity or the outstanding shares of the Company or Employment Solutions. For these reasons, the Company was considered the acquirer in this business combination. In accordance with SFAS No. 141, Business Combinations, intangible assets of $1,936,289 have been recorded as customer related intangible assets.

         The transaction also includes a provision that will be accounted for as a contingency in the purchase transaction based on the future earnings of Employment Solutions. The provision provides for the payment of an annual bonus of up to 20% of earnings in excess of $630,000. The bonus is to be paid to an executive who has no significant ongoing responsibilities and is additional consideration for the customer related intangible assets. The amount to be paid cannot be determined beyond a reasonable doubt and adjustments to the purchase price will be made annually. During the year ended August 31, 2003 it was agreed that the bonus for the period from March 4, 2002 through August 31, 2002 would be paid based on 20% of earnings in excess of $315,000. Although no bonus was required to be paid, a bonus of $4,273 was paid in January 2003 for the year ended August 31, 2002. The bonus to be paid based on the earnings during the year ended August 31, 2003 under this contingency is $3,246.

         In accordance with SFAS No. 141, Business Combinations, the Company has determined that the intangible portion of the purchase price is customer related intangible assets and consists of customer lists, customer contracts and related customer relationships, and noncontractual customer relationships. The Company is amortizing this asset over its estimated fifteen year life.


NOTE 3 - ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities at August 31, 2003 are as follows:

         Payroll taxes                            $     8,958
         Interest                                     135,667
         Legal and accounting                          13,350
         Other                                         22,683
                                                  -----------

                                                    $ 180,658

         Less current portion                          51,091
                                                  -----------

         Non-current portion                        $ 129,567
                                                    =========

         The non-current portion of accrued expenses and other liabilities consists of interest that has been accrued on the unsecured note of $1,200,000 payable to the mother of the President and Chief Executive Officer of the Company and the Vice President of the Company. The noteholder does not intend to require payment of interest during the next year.

NOTE 4 - LONG-TERM DEBT

Unsecured  note  payable  to the  mother of the  President  and Chief  Executive
    Officer of the Company with  interest  payable  quarterly at 8.0 percent per
    year. The unpaid principal balance is due on August 14, 2006.                             $    250,000

Unsecured note payable  to  the  mother  of  the  President  and Chief Executive
     Officer of the Company with interest  payable  annually at  7.0 percent per
     year. The unpaid principal balance is due on February 14, 2007.                             1,200,000

Unsecured notes  payable to the  President  and Chief  Executive  Officer of the
     Company,  the Vice  President  of the Company and their adult sister in the amount of $20,000 each with  interest  payable  annually at 7.0 percent per
     year. The unpaid principal balance is due on February 25, 2007.                                60,000

Note payable  in the  original  amount  of  $800,000  to  Eadon  Solutions,  LLC
     (formerly  Employment  Solutions,  LLC) in monthly  installments of $15,466 including  interest  at 6% per year  through  March 4, 2007  secured by the
     outstanding common stock of Employment Solutions, Inc.                                        584,598

Note payable in the original amount of $30,393 to First Citizens Bank in monthly installments of $520 including  interest at an annual rate of approximately
     7.0% through October 24, 2008 and is secured by a vehicle.                                     26,902
                                                                                             -------------
                                                                                                 2,121,500
                  Less current portion                                                             159,198
                                                                                             -------------

                                                                                               $ 1,962,302
                                                                                             =============

       The Company incurred interest cost as follows during years ended August 31, 2003 and 2002.

                                                                                         2003            2002
                                                                                        ------          ------
Interest incurred during years ended August 31
    Notes payable to the President and Chief Executive Officer and his family         $   108,200      $  82,349
    Note payable to Eadon Solutions, LLC                                                   39,856         23,134
    Note payable to bank                                                                    1,704              0
                                                                                      -----------      ---------
                                                                                      $   149,760      $ 105,483
                                                                                      ===========      =========



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

CONVERSION OF DEBT TO COMMON STOCK

       The Company issued 2,222,222 shares of its common stock (6,666,666 on a pre-split basis) on January 21, 2002 to the mother of the President and Chief Executive Officer of the Company in exchange for convertible debt in the principal amount of $500,000 at the conversion rate of $0.225 per share ($.075 on a pre-split basis).

NOTE 6 - STOCK OPTION PLAN

         All option shares and per share amounts have been retroactively restated in connection with the 3:1 reverse stock split effected during the 2002 year.

         During June 2002, the Company adopted the 2002 Stock Option Plan that authorized the Board of Directors to grant options of up to 1,500,000 shares of the Company's common stock. On January 30, 2003, the 2002 Stock Option Plan was amended to increase the aggregate number of shares that may be granted from 1,500,000 to 2,500,000.

         The Company's previous Stock Option Plan was adopted during 1991 and was amended on January 27, 2000, January 21, 1999 and January 15, 1998. The previous Stock Option Plan terminated on June 27, 2000 and no options of the Company's common stock can be granted thereafter, but this termination does not affect the options previously granted to the plan participants. As of August 31, 2003, 1,456,667 shares have been awarded to plan participants and are outstanding under the 2002 Stock Option Plan and 152,774 shares have been awarded and are outstanding to plan participants under the previous Stock Option Plan. These options vest over a three year period.

         The Company also has an informal stock option plan under which stock options can be granted to certain non-employee officers and directors. Under this plan 60,000 options were granted during the 2003 year. These options were fully vested on the date of the grant and 25,000 options were exercised. During the 2003 year, 10,000 options expired and were forfeited. As of August 31, 2003, options to purchase 95,000 shares have been granted and are outstanding.

  All options under the plans were granted at not less than fair market value at dates of grant. Stock option transactions during the two years ended August 31 were as follows:

                                                                                        2003           2002
                                                                                  -------------    -------------
Options outstanding at September 1                                                    1,679,439          217,772
Options granted                                                                          60,000        1,496,667
Options exercised                                                                       (25,000)               -
Options forfeited                                                                       (10,000)         (35,000)
                                                                                  --------------   --------------
Options outstanding at August 31                                                      1,704,439        1,679,439
                                                                                  =============    =============
Options exercisable at August 31                                                        706,661          182,772
                                                                                  =============    =============
Outstanding options issued under Stock Option Plan at August 31                       1,609,439        1,609,439
                                                                                  =============        =========
Outstanding options issued under informal Stock Option Plan                              95,000           70,000
                                                                                  =============    =============

Options available for grant under Stock Option Plan at August 31                         43,333           43,333
                                                                                  =============    =============
Option price ranges per share:
   Granted                                                                          $.10 - $.26      $.07 - .077
   Exercised                                                                            0.26              -
   Forfeited .                                                                          0.57       .0375 - 1.125
Weighted average option price per share:
   Granted                                                                              0.149              0.071
   Exercised                                                                            0.26                  -
   Forfeited                                                                            0.57               0.518
   Outstanding at August 31                                                             0.101              0.102

         The options at August 31, 2003 had a weighted average remaining contractual life of approximately 7.0 years. There were 706,660 options currently exercisable with option prices ranging from $0.07 to $1.125 with a weighted average exercise price of $0.143.

NOTE 7 - INCOME TAXES

             During fiscal years 2003 and 2002, net deferred tax benefits were fully offset by a valuation allowance relating to temporary differences since the Company is not assured that the resulting additional deferred tax assets will be realized. Significant components of the Company's deferred tax assets and liabilities are as follows:

    ASSETS
       Net operating loss carryforward              $     4,710,000
       Other                                                 60,000
                                                    ---------------
                                                          4,770,000
       Valuation allowance                                4,765,000
                                                    ---------------
       Deferred tax assets                                    5,000
    LIABILITIES
       Depreciation                                           5,000
                                                    ---------------
       Net deferred taxes                           $             -
                                                    ===============

             At August 31, 2003, the Company has net operating loss carryforwards available for income tax purposes of approximately $12,731,000. Such carryforwards expire in 2006 through 2022. The Company's ability to use its existing net operating loss carryforward may be jeopardized or lost if the Company undergoes an "ownership change" as defined by the Internal Revenue Code.

             The  valuation  allowance   increased  $4,000,   during  2003  due
to the uncertainty of the Company's ability to generate taxable income and realize the benefits of deferred tax assets. The recognition of a net deferred tax asset is dependent upon a "more likely than not" expectation of the realization of the deferred tax asset, based upon the analysis of the available evidence. A valuation allowance is required to sufficiently reduce the deferred tax asset to the amount that is expected to be realized through future realization of profits on a "more likely than not" basis. The analysis of available evidence is performed on an ongoing basis utilizing the "more likely than not" criteria to determine the amount, if any, of the deferred tax asset to be realized. Adjustments to the valuation allowance are made accordingly. There can be no assurance that additional valuation allowances may not be recorded in the future periods.

NOTE 8 - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


           Selling, general and administrative expenses consisted of the following for the years ended August 31, 2003 and 2002:

                                                       2003               2002
                                                    ------------     -----------
         Salaries, wages and benefits                $  464,444       $  277,382
         Legal and professional                          55,785           38,745
         Rent                                            50,900           36,775
         Telephone and utilities                         35,485           25,451
         Office expense                                  33,825           23,168
         Travel expense                                   9,725           17,475
         Insurance                                       26,353            7,042
         Shareholder relations                           13,263           27,737
         Depreciation                                    22,735            7,409
         Amortization - intangible assets               128,879           64,292
         Other                                           32,047           13,119
                                                    -----------      -----------

                                                    $   873,441      $   538,595
                                                    ===========      ===========

NOTE 9 - MAJOR CUSTOMER INFORMATION

           Sales to each of three major customers exceeded 10% of net sales during the fiscal years ended August 31, 2003 and 2002. Sales to these customers accounted for over 50% of net sales during the years ended August 31, 2003 and 2002.


NOTE 10 - AFFILIATED PARTY TRANSACTIONS

           See Note 4 concerning notes payable with affiliated parties and Note 5 concerning conversion of debt to common stock.

           The  Company   leases  its  principal   executive   offices  under  a
month-to-month lease arrangement from a corporation that is owned by the President, Chief Executive Officer and a director of the Company and his two adult siblings, one of whom is also a director of the Company. Under the lease arrangement, the monthly rent during the fiscal year ended August 31, 2003 and the last five months of the fiscal year ended August 31, 2002 was $2,550 per month and $1,500 per month during the first seven months of the fiscal year ended August 31, 2002. Accounts receivable at August 31, 2003 included the reimbursement of expenses in the amount of $1,003 that were incurred during August 2003 by a company that is owned by the President of the Company, his mother and his two adult siblings, one of whom is also a director.


                                INDEX OF EXHIBITS

10.12         Promissory Note in the principal amount of $250,000 from the Company to Minor H. Mickel dated August 14, 2001.

10.14.1       Promissory Note in the principal amount of $20,000 from the Company to Buck A. Mickel dated February 25, 2002.

10.14.2       Promissory Note in the principal amount of $20,000 from the Company to Charles C. Mickel dated February 25, 2002.

10.14.3       Promissory Note in the principal amount of $20,000 from the Company to Minor Mickel Shaw dated February 25, 2002.

21.           Subsidiaries of the Registrant.

23.           Consent of Independent Certified Public Accountants.

31.1          Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Buck A. Mickel, dated November 18,
              2003.

31.2          Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Joe F. Ogburn, dated November 18,
              2003.

32.1          Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Buck A. Mickel, dated November 18,
              2003.

32.2          Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joe F. Ogburn, dated November 18,
              2003.
