Form 10QSB
period 2003-11-30
RSI HOLDINGS INC
filed 2004-01-12
CIK 853697

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10 - QSB

        (MARK ONE)

 [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                  For the Quarterly Period Ended November 30, 2003 or
                                                 -----------------
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

Common Stock,  $.01 Par Value - 7,846,455  shares  outstanding  as of January 7,
2004

Transitional Small Business Disclosure Format (check one):Yes [ ] No [X]

                                      INDEX


                               RSI HOLDINGS, INC.



PART I.  FINANCIAL INFORMATION                                                                      PAGE
Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheet - November 30, 2003                                          1

     Condensed consolidated statements of operations - Three
     months ended November 30, 2003 and 2002                                                           2

     Condensed consolidated statements of cash flows - Three
     months ended November 30, 2003 and 2002                                                           3

     Notes to condensed consolidated financial statements -
     November 30, 2003                                                                                 4

Item 2.  Management's discussion and analysis of financial
         condition and results of operations                                                           6

Item 3.  Controls and Procedures                                                                       7

PART II. OTHER INFORMATION                                                                             8

Item 1.  Legal Proceedings                                                                             8

Item 2.  Changes in Securities                                                                         8

Item 3.  Defaults upon senior securities                                                               8

Item 4.  Submission of Matters to a Vote of Security Holders                                           8

Item 5.  Other Information                                                                             8

Item 6.  Exhibits and Reports on Form 8-K                                                              8

SIGNATURES                                                                                             9


                               RSI HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                NOVEMBER 30, 2003

  Assets
Current Assets
      Cash                                                          $ 163,628
      Accounts receivable                                              85,125
      Prepaid expenses and other                                       78,541
                                                                   ----------

      Total current assets                                            327,294

Property and equipment
      Cost                                                            134,517
      Less accumulated depreciation                                    53,245
                                                                   ----------

      Property and equipment - net                                     81,272

Other assets:
      Customer related intangible assets, net of
           amortization of $225,452                                 1,710,837
                                                                   ----------

                                                                   $2,119,403
                                                                   ==========
  Liabilities and Shareholders' Deficit

Current liabilities
      Accounts payable                                               $ 59,703
      Accrued expenses                                                 40,556
      Curent maturities of long-term debt                             161,610
                                                                   ----------

           Total current liabilities                                  261,869

Long-term debt and other liabilities
      Lont-term debt                                                1,920,984
      Accrued interest                                                150,510

Commitments and contingencies

Shareholders' deficit:
      Common Stock, $.01 par value-authorized
           25,000,000 shares, issued and outstanding
           7,846,455 shares                                            78,464
      Additional paid-in capital                                    4,951,741
      Deficit                                                      (5,244,165)
                                                                   ----------

           Total shareholders' deficit                               (213,960)
                                                                   ----------

                                                                   $2,119,403
                                                                   ==========



The accompanying notes are an integral part of these consolidated financial statements.


                                             RSI HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                            FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002



                                                                        For the           For the
                                                                     Three months      Three months
                                                                         Ended             Ended
                                                                      November 30       November 30
                                                                         2003              2002
                                                                     ------------      -------------

Revenues from services                                                $ 1,249,429        $1,422,578
Cost of services                                                        1,019,767         1,142,061
                                                                      -----------        ----------

Gross profit                                                              229,662           280,517

Expenses:
      Selling, general and administrative                                 214,073           197,687
                                                                      -----------        ----------

           Income from operations                                          15,589            82,830

Other income (expense):
      Interest income and other                                                34               505
      Interest expense                                                    (36,027)          (37,933)
                                                                      -----------        ----------

           Total other income (expense)                                   (35,993)          (37,428)
                                                                      -----------        ----------

Income (loss) before income taxes                                     $   (20,404)       $   45,402
Income tax expense                                                              -                 -
                                                                      -----------        ----------

Net income (loss)                                                     $   (20,404)       $   45,402
                                                                      ===========        ==========

Basic earnings (loss) per share                                             $0.00            $ 0.01
                                                                      ===========        ==========

Shares used in computing basic earnings (loss) per share                7,846,455         7,821,455
                                                                      ===========        ==========

Diluted earnings (loss) per share                                           $0.00            $ 0.01
                                                                      ===========        ==========

Shares used in computing diluted earnings (loss) per share              7,846,455         8,184,499
                                                                      ===========        ==========














The accompanying notes are an integral part of these consolidated financial statements.


                                             RSI HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002



                                                                                For the           For the
                                                                               Three months     Three months
                                                                                 Ended             Ended
                                                                               November 30      November 30
                                                                                  2003              2002
                                                                              ------------     -------------

OPERATING ACTIVITIES
      Net income (loss)                                                       $ (20,404)         $ 45,402
      Adjustments to reconcile net income (loss) to net
           cash provided (used by) operating activities:
           Depreciation                                                           5,689             5,255
           Amortization                                                          32,280            32,146
           Changes in current assets and liabilities                            (44,370)           25,637
                                                                              ---------          --------
           Net cash provided by (used by) operating activities                  (26,805)          108,440

INVESTING ACTIVITIES
      Purchase of property and equipment                                         (3,716)          (33,771)
                                                                              ---------          --------

           Net cash used by investing activities                                 (3,716)          (33,771)

FINANCING ACTIVITIES
      Proceeds from long-term notes payable                                           -            30,393
      Payment of long-term debt and other                                       (38,906)          (35,961)
                                                                              ---------          --------

           Net cash used by financing activities                                (38,906)           (5,568)
                                                                              ---------          --------

           Net  increase (decrease) in cash                                     (69,427)           69,101

CASH, BEGINNING OF PERIOD                                                       233,055           165,267
                                                                              ---------          --------

CASH, END OF PERIOD                                                           $ 163,628          $234,368
                                                                              =========          ========

















The accompanying notes are an integral part of these consolidated financial statements.

RSI Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

NATURE OF BUSINESS

         Employment Solutions, Inc., a South Carolina corporation ("Employment Solutions"), the Company's only business, is in the business of locating and providing labor to industrial companies.

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements at November 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2003.

NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. Since the Company incurred a loss during the three months ended November 30, 2003, the effect of the stock options on the treasury stock method was anti-dilutive for the three months ended November 30, 2003. Under the treasury stock method, the number of shares used in computing diluted earnings per share for the three months ended November 30, 2002 included the incremental shares in which the average market price during the three months ended November 30, 2002 exceeded the exercise price of the option.

NOTE 2 - LONG-TERM DEBT

Long-term debt consists of the following:

Unsecured note payable to Minor H. Mickel with interest payable quarterly at 8.0
    percent per year. The unpaid principal balance is due on August 14, 2006.               $  250,000

Unsecured note payable to Minor H. Mickel with interest  payable annually at 7.0
     percent per year. The unpaid principal balance is due on February 14, 2007.             1,200,000

Unsecured notes payable to Buck A. Mickel,  the  President  and Chief  Executive
     Officer of the  Company,  and to Charles C. Mickel and Minor M. Shaw in the
     amount of $20,000 each with  interest  payable  annually at 7.0 percent per
     year. The unpaid principal balance is due on February 25, 2007.                            60,000

Note payable in the original  principal  amount of $800,000 to Eadon  Solutions,
     LLC (formerly Employment Solutions, LLC) in monthly installments of $15,466 including  interest at 6.0% per year  through  March 4, 2007 secured by the
     outstanding common stock of Employment Solutions, Inc.                                    546,780

Note payable in the original  principal amount of $30,393 to First Citizens Bank in monthly  installments  of $520  including  interest at an annual rate of
     approximately 7.0% through October 24, 2008 and is secured by a vehicle.                   25,814
                                                                                           -----------

                                                                                             2,082,594
Less current portion                                                                           161,610
                                                                                           ------------

                                                                                            $ 1,920,984

NOTE 3 - INCOME TAXES

         Net deferred income tax benefits have not been recorded and a valuation allowance has been recorded relating to temporary differences since the Company believes that it is more likely than not that the realization of the deferred income tax assets will not be realized. The valuation allowance relates primarily to future income tax benefits of net operating loss carryforward. Management continues to assess the likelihood of the future realization of the deferred tax assets on a quarterly basis. Such carryforwards expire in 2006 through 2022.

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

         No recently issued accounting standards have been proposed or adopted that are anticipated to have a material effect.

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

Results of operations

         During the three months ended November 30, 2003 the Company's revenues were $1,249,429, all of which were generated by its wholly-owned subsidiary, Employment Solutions. Employment Solutions operates from an office facility in Greenwood, SC. Revenues generated during the three months ended November 30, 2002 were $1,422,578. The decrease in revenues during the three months ended November 30, 2003 can be attributed to a decrease in number of workers employed.

         Employment Solutions incurred cost of services of $1,019,767 during the three months ended November 30, 2003. Cost of services during the three months ended November 30, 2002 were $1,142,061. These costs include wages paid directly to the employees, payroll taxes, workers compensation insurance and other costs directly associated with employment of the workers. The decrease in cost of services during the three months ended November 30, 2003 can be attributed to a decrease in number of workers employed.

         Selling, general and administrative expenses during the three months ended November 30, 2003 were $214,073 as compared to $197,687 during the three months ended November 30, 2002. These expenses during the three months ended November 30, 2003, exclusive of Employment Solutions operations, included salaries and related costs of $83,154; legal, accounting, and shareholder related expenses of $15,045; rent of $8,925; and other administrative expenses of $18,208. The expenses during the three months ended November 30, 2003 also included selling and administrative expenses incurred by Employment Solutions of $56,461; and the amortization of customer related intangible assets of $32,280. These expenses during the three months ended November 30, 2002, exclusive of Employment Solutions operations, included salaries and related costs of $74,528; legal, accounting, and shareholder related expenses of $11,600; rent of $8,850; and other administrative expenses of $15,796. The expenses during the three months ended November 30, 2002 also included selling and administrative expenses incurred by Employment Solutions of $54,767; and the amortization of customer related intangible assets of $32,146.

         Interest expense incurred during the three months ended November 30, 2003 was $36,027 as compared to $37,933 during the three months ended November 30, 2002.

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

         During the three months ended November 30, 2003 and 2002, net deferred tax benefits were not recorded relating to temporary differences since the Company believes that it is more likely than not that the realization of the deferred tax assets will not be realized. Management continues to assess the likelihood of the future realization of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

         At November 30, 2003, the Company's total liabilities exceeded its assets by $213,960 as compared to $193,556 at August 31, 2003. The Company anticipates that its cash balances and cash generated by the operations of Employment Solutions will be sufficient to fund its cash requirements during the next twelve months. The Company's working capital decreased $6,526 during the three months ended November 30, 2003.

Item 3. Controls and procedures.

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

         Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15d--15(e)) as of November 30, 2003, and based on such evaluation, our Chief Executive Officer and Chief Executive Officer concluded that such controls and procedures were effective as of November 30, 2003.

         There were no significant changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Listing of Exhibit

                31.1       Section 302 Certification of Chief Executive Officer
                31.2       Section 302 Certification of Chief Financial Officer
                32.1       Section 906 Certification of Chief Executive Officer
                32.2       Section 906 Certification of Chief Financial Officer

           (b) Reports on Form 8-K

               There were no reports on Form 8-K filed during the fiscal quarter ended November 30, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                RSI HOLDINGS, INC.
                                            ---------------------------------

January 12, 2004                            /s/ Joe F. Ogburn
-----------------------                     ------------------------------
     (Date)                                 Joe F. Ogburn,
                                            Treasurer   and  Chief
                                            Financial Officer
                                            (Principal Accounting Officer)