Form 10QSB
period 2004-02-29
RSI HOLDINGS INC
filed 2004-04-14
CIK 853697

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10 - QSB

        (MARK ONE)

 [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

                  For the Quarterly Period Ended February 29, 2004 or
                                             -----------------
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

Common Stock, $.01 Par Value - 7,846,455 shares outstanding as of April 14, 2004

Transitional Small Business Disclosure Format (check one):Yes [ ] No [X]

                                      INDEX


                               RSI HOLDINGS, INC.



PART I.  FINANCIAL INFORMATION                                                                     PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheet - February 29, 2004                                          1

     Condensed consolidated statements of operations - Three and
     six months ended February 29, 2004 and February 28, 2003                                          2

     Condensed consolidated statements of cash flows - Six
     months ended February 29, 2004 and February 28, 2003                                              3

     Notes to condensed consolidated financial statements -
     February 29, 2004                                                                                 4

Item 2.  Management's discussion and analysis of financial
         condition and results of operations                                                           7

Item 3.  Controls and Procedures                                                                      10

PART II. OTHER INFORMATION                                                                            10

Item 1.  Legal Proceedings                                                                            10

Item 2.  Changes in Securities and Small Business Issuer
                  Purchases of Equity Securities                                                      10

Item 3.  Defaults upon senior securities                                                              10

Item 4.  Submission of Matters to a Vote of Security Holders                                          11

Item 5.  Other Information                                                                            11

Item 6.  Exhibits and Reports on Form 8-K                                                             11

SIGNATURES                                                                                            12



                                   RSI HOLDINGS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                  FEBRUARY 29, 2004

  Assets
Current Assets
      Cash                                                        $    65,670
      Accounts receivable                                             160,943
      Prepaid expenses and other                                       81,158
                                                                  -----------

           Total current assets                                       307,771

Property and equipment
      Cost                                                            134,517
      Less accumulated depreciation                                    59,068
                                                                  -----------

      Property and equipment - net                                     75,449

Other assets:
      Customer related intangible assets, net of
           amortization of $257,732                                 1,678,557
                                                                  -----------

                                                                  $ 2,061,777
                                                                  ===========

  Liabilities and Shareholders' Deficit

Current liabilities
      Accounts payable                                            $    85,230
      Accrued expenses                                                 36,992
      Current maturities of long-term debt                            164,059
                                                                  -----------

           Total current liabilities                                  286,281

Long-term debt and other liabilities
      Long-term debt                                                1,879,039
      Accrued interest                                                177,485

Commitments and contingencies

Shareholders' deficit:
      Common Stock, $.01 par value-authorized
           25,000,000 shares, issued and outstanding
           7,846,455 shares                                            78,464
      Additional paid-in capital                                    4,951,741
      Deficit                                                      (5,311,233)
                                                                  -----------

           Total shareholders' deficit                               (281,028)
                                                                  -----------

                                                                  $ 2,061,777
                                                                  ===========



The accompanying notes are an integral part of these consolidated financial statements.


                                                    RSI HOLDINGS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                         FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003



                                                              For the           For the            For the          For the
                                                           Three months        Six months       Three months       Six months
                                                               Ended             Ended              Ended            Ended
                                                            February 29       February 29        February 28      February 28
                                                               2004               2004              2003              2003
                                                           ------------       ------------      ------------      ------------

Revenues from services                                      $1,205,371        $ 2,454,800       $ 1,265,510      $ 2,688,088
Cost of services                                             1,012,012          2,031,779         1,028,591        2,170,652
                                                            ----------        -----------       -----------      -----------

Gross profit                                                   193,359            423,021           236,919          517,436

Expenses:
      Selling, general and administrative                      225,010            439,083           256,741          454,428
                                                            ----------        -----------       -----------      -----------

           Income (loss) from operations                       (31,651)           (16,062)          (19,822)          63,008

Other income (expense):
      Interest income and other                                     21                 55               142              647
      Interest expense                                         (35,438)           (71,465)          (37,446)         (75,379)
                                                            ----------        -----------       -----------      -----------

           Total other income (expense)                        (35,417)           (71,410)          (37,304)         (74,732)
                                                            ----------        -----------       -----------      -----------

Loss before income taxes                                    $  (67,068)       $   (87,472)      $   (57,126)     $   (11,724)
Income tax expense                                                   -                  -                 -                -
                                                            ----------        -----------       -----------      -----------

Net (loss)                                                  $  (67,068)       $   (87,472)      $   (57,126)     $   (11,724)
                                                            ==========        ===========       ===========      ===========

Basic and diluted (loss) per share                          $    (0.01)       $     (0.01)      $     (0.01)     $         -
                                                            ==========        ===========       ===========      ===========

Shares used in computing basic and
      diluted (loss) per share                               7,846,455          7,846,455         7,831,733        7,826,565
                                                            ==========        ===========       ===========      ===========














The accompanying notes are an integral part of these consolidated financial statements.


                                                   RSI HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              FOR THE SIX MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003



                                                                                                   For the           For the
                                                                                                  Six months       Six months
                                                                                                    Ended             Ended
                                                                                                 February 29       February 28
                                                                                                    2004              2003
                                                                                                 -----------       -----------

OPERATING ACTIVITIES
      Net loss                                                                                    $ (87,472)       $ (11,724)
      Adjustments to reconcile net loss to net
           cash (used for) provided by operating activities:
           Depreciation                                                                              11,512           11,073
           Amortization                                                                              64,560           64,440
           Changes in current assets and liabilities                                               (121,785)          51,355
                                                                                                  ---------        ---------

                Net cash (used for) provided by operating activities                               (133,185)         115,144

INVESTING ACTIVITIES
      Purchase of property and equipment                                                             (3,716)         (34,604)
      Purchase of customer intangible assets                                                              -           (4,273)
                                                                                                  ---------        ---------

           Net cash used for investing activities                                                    (3,716)         (38,877)

FINANCING ACTIVITIES
      Proceeds from long-term debt borrowings                                                             -           30,393
      Increase in non-current accrued interest                                                       47,918                -
      Payment of long-term debt                                                                     (78,402)         (73,151)
      Proceeds from issuance of common stock                                                              -            6,500
                                                                                                  ---------        ---------

           Net cash used for financing activities                                                   (30,484)         (36,258)
                                                                                                  ---------        ---------

           Net (decrease) increase in cash                                                         (167,385)          40,009

CASH, BEGINNING OF PERIOD                                                                           233,055          165,267
                                                                                                  ---------        ---------

CASH, END OF PERIOD                                                                               $  65,670        $ 205,276
                                                                                                  =========        =========














The accompanying notes are an integral part of these consolidated financial statements.

RSI Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

NATURE OF BUSINESS

         The Company's wholly-owned subsidiary, Employment Solutions, Inc., a South Carolina corporation ("Employment Solutions"), conducts the Company's only business, which is the business of locating and providing labor to industrial companies.

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements at February 29, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2003.

NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. Since the Company incurred a net loss during the three and six months ended February 29, 2004 and three and six months ended February 28, 2003, the effect of the stock options on the treasury stock method was anti-dilutive in all periods presented herein.

NOTE 2 - LONG-TERM DEBT AND OTHER LIABILITIES

Long-term debt consists of the following:

Unsecured note payable to Minor H. Mickel with interest payable quarterly at 8.0
    percent per year. The unpaid principal balance is due on August 14, 2006.                    $  250,000

Unsecured note payable to Minor H. Mickel with interest payable quarterly at 7.0
     percent per year. The unpaid principal balance is due on February 14, 2007.                  1,200,000

Unsecured notes  payable to Buck A. Mickel,  Charles C. Mickel and Minor M. Shaw
     in the  amount of  $20,000  each with  interest  payable  quarterly  at 7.0
     percent per year. The unpaid principal balance is due on February 25, 2007.                     60,000

Note payable in the original  principal  amount of $800,000 to Eadon  Solutions,
     LLC (formerly Employment Solutions, LLC) in monthly installments of $15,466 including  interest at 6.0% per year  through  March 4, 2007 secured by the
     outstanding common stock of Employment Solutions, Inc.                                         508,391

Note payable in the original  principal amount of $30,393 to First Citizens Bank in monthly  installments  of $520  including  interest at an annual rate of
     approximately 7.0% through October 24, 2008 and is secured by a vehicle.                        24,707
                                                                                                 -----------
                                                                                                  2,043,098
Less current portion                                                                                164,059
                                                                                                 ------------
                                                                                                 $1,879,039
                                                                                                 ==========

         Buck A. Mickel is the President and Chief Executive Officer and a director of the Company. Charles C. Mickel is a Vice President and director of the Company. Buck A. Mickel, Charles C. Mickel and Minor M. Shaw are siblings and Minor H. Mickel is their mother.

         On March 25, 2004, Minor H. Mickel gave the two notes payable above having principal unpaid balances of $250,000 and $1,200,000 and the unpaid accrued interest at February 29, 2004 of $177,485 in equal parts to Buck A. Mickel, Charles C. Mickel and Minor M. Shaw.

         Buck A. Mickel, Charles C. Mickel and Minor M. Shaw (and, before March 25, 2004, Minor H. Mickel), the creditors of the $1,200,000 note payable, have permitted the deferral of payment of interest since the notes issuance. Since November 2003, these creditors have permitted the deferral of payment of interest under the other notes payable held by them, in the aggregate amount of $310,000. These creditors have agreed that they will not require payment of interest in the next twelve months. Management of the Company could decide at any time to pay all or part of the accrued interest if they determine that cash balances are sufficient to pay the interest without a detrimental effect on the future operations of the Company. The long-term portion of accrued expenses consists of interest that has been accrued on the unsecured notes aggregating $1,510,000 payable to Buck A. Mickel, Charles C. Mickel and Minor M. Shaw.

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

Results of operations

         During the three months and six months ended February 29, 2004 the Company's revenues were $1,205,371 and $2,454,800, respectively, all of which were generated by its wholly-owned subsidiary, Employment Solutions, Inc. (which we refer to as "Employment Solutions"). Employment Solutions operates from an office facility in Greenwood, South Carolina. Revenues generated during the three and six months ended February 28, 2003 were $1,265,510 and $2,688,088, respectively. The decrease in revenues during the three and six months ended February 29, 2004 as compared to the similar periods of fiscal year 2003 can be attributed to a decrease in the number of workers provided. The decrease in average number of workers of 7% during the six months ended February 29, 2004 as compared to the six months ended February 28, 2003 accounts for a 12% decrease in hours worked. This decrease resulted from reduced demand for Employment Solutions' services from existing customers. The Company believes that this reduction in demand is associated with relatively high unemployment levels in the areas served by Employment Solutions (compared to unemployment levels in recent years), which increases the availability of alternatives to the services provided by Employment Solutions. The number of workers employed is determined on a daily basis based on requests from the customers of Employment Solutions. Unless unemployment levels are reduced in the areas served by the Company, the Company expects reduced demand for its services to continue, which will continue to adversely affect the Company's revenues and income from operations.

         Employment Solutions incurred cost of services during the three and six months ended February 29, 2004 of $1,012,012 and $2,031,779, respectively. Cost of services during the three and six months ended February 28, 2003 were $1,028,591 and $2,170,652, respectively. These costs include wages paid directly to the workers, payroll taxes, workers compensation insurance and other costs directly associated with employment of the workers. The decrease in cost of services during the three and six months ended February 29, 2004 as compared to the similar period of fiscal year 2003 can be attributed to a decrease in number of workers provided and hours worked.

         Selling, general and administrative expenses during the three and six months ended February 29, 2004 were $225,010 and $439,083, respectively, as compared to $256,741 and $454,428, respectively, during the three and six months ended February 28, 2003. These expenses during the three and six months ended February 29, 2004, exclusive of Employment Solutions operations, included salaries and related costs of $84,601 and $167,755, respectively; legal, accounting, and shareholder related expenses of $37,490 and $52,535, respectively; rent of $8,925 and $17,850, respectively; and other administrative expenses of $10,078 and $28,286, respectively. The expenses during the three and six months ended February 29, 2004 also included selling and administrative expenses incurred by Employment Solutions of $51,636 and $108,097, respectively; and the amortization of customer related intangible assets of $32,280 and $64,560, respectively. These expenses during the three and six months ended
February  28, 2003,  exclusive  of  Employment  Solutions  operations,  included salaries and related costs of $97,394 and $171,922, respectively; legal, accounting, and shareholder related expenses of $27,725 and $39,325, respectively; rent of $8,900 and $17,750, respectively; and other administrative expenses of $26,548 and $42,344, respectively. The expenses during the three and six months ended February 28, 2003 also included selling and administrative expenses incurred by Employment Solutions of $63,880 and $118,647, respectively; and the amortization of customer related intangible assets of $32,294 and $64,440, respectively.

         Interest expense incurred during the six months ended February 29 2004 was $71,465 as compared to $75,379 during the six months ended February 28, 2003. The reduction in interest expense results from monthly principal reductions of the note payable to Eadon Solutions, LLC. Interest expense includes interest accrued but not paid during the six months of $41,885 on the note payable to Minor H. Mickel in the amount of $1,200,000.

Critical Accounting Policy -- Income taxes

         The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The significant accounting policies of the company are described in the footnotes to the consolidated financial statements at August 31, 2003 contained in the Company's Annual Report on Form 10-KSB for the year ended on such date.

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

Liquidity and Capital Resources

         At February 29, 2004, the Company's total liabilities exceeded its assets by $281,028 as compared to $193,556 at August 31, 2003. The Company's cash balances decreased from $233,055 at August 31, 2003 to $65,670 at February 29, 2004, a decrease of $167,385. The decrease in cash includes cash used by an increase in accounts receivable of $41,255 and an increase in prepaid expenses of $63,205. All accounts receivable were collected subsequent to February 29, 2004. The increase in prepaid expenses primarily consist of a premium paid on the Company's workers compensation insurance policy that will be amortized over the policy period that expires on September 30, 2004. The Company's working capital (current assets less current liabilities) decreased $56,494 during the six months ended February 29, 2004 to $21,490.

         The Company is dependent upon the cash generated by Employment Solutions, Inc. to meet its cash liquidity requirements. Please refer to the discussion of the decrease in revenues under "Results of operations".

         Buck A. Mickel, Charles C. Mickel and Minor M. Shaw (and, before March 25, 2004, Minor H. Mickel), the creditors of the $1,200,000 note payable, have permitted the deferral of payment of interest since the notes issuance. Buck A. Mickel is the President and Chief Executive Officer and a director of the Company. Charles C. Mickel is a Vice President and director of the Company. Buck
A. Mickel, Charles C. Mickel and Minor M. Shaw are siblings. Since November 2003, these creditors have permitted the deferral of payment of interest under the other notes payable held by them, in the aggregate amount of $310,000. These creditors have agreed that they will not require payment of interest in the next twelve months. Management of the Company could decide at any time to pay all or part of the accrued interest if they determine that cash balances are sufficient to pay the interest without a detrimental effect on the future operations of the Company.

         Subject to the continued deferral of payment of interest on the $1,510,000 in aggregate principal amount of notes payable to Buck A. Mickel, Charles C. Mickel and Minor M. Shaw, the Company expects that its existing cash balances and cash generated by the operations of Employment Solutions will be sufficient to fund its cash requirements during the next twelve months, though the deferral of payment of interest on the $1,510,000 in aggregate principal amount of Mickel notes and the continued amortization of intangibles are expected to cause negative shareholders' equity to continue to increase unless results of operations improve substantially. If the Company is able continue to defer the payment of interest on these notes and if business conditions do not worsen, the Company expects its existing cash balances and cash generated by operations to be similarly sufficient to fund its cash requirements beyond the next twelve months; however, results of operations will have to improve substantially, or the Company will have to obtain capital from other sources, in order to be able to pay off the $1,510,000 principal plus the accrued interest on the Mickel notes at maturity, which become due in 2006 and 2007. There can be no assurance that results of operations will improve substantially or that alternative sources of capital will be available at such times.

OFF BALANCE SHEET ARRANGEMENTS

         The Company has no material off-balance sheet arrangements.

Item 3.  Controls and procedures.

         Our disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)) as of February 29, 2004, and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of February 29, 2004.

         There were no changes in our internal controls over financial reporting that occurred during the three months ended February 29, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  Other information

ITEM 1.  LEGAL PROCEEDINGS*

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES*

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES*

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarizes the votes at the Annual Meeting of the Company's shareholders held on January 29, 2004.

                                                                                                 Broker
               Matter                 For         Against        Withheld       Abstentions     Nonvotes

     Election of Directors
         Buck A. Mickel            7,624,872        N/A            4,418            N/A                0
         C. C. Guy                 7,625,158        N/A            4,132            N/A                0
         Charles M. Bolt           7,625,158        N/A            4,132            N/A                0
         Joe F. Ogburn             7,625,158        N/A            4,132            N/A                0
         Charles C. Mickel         7,625,158        N/A            4,132            N/A                0

     Ratification of
     Appointment of Elliott
     Davis, LLC for fiscal 2004
                                   7,627,386        83              N/A           1,821                0

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

           (b) Reports on Form 8-K

                There were no reports on Form 8-K filed during the fiscal quarter ended February 29, 2004.

                                   SIGNATURES








In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              RSI HOLDINGS, INC.
                                          ---------------------------------



April 14, 2004                            /s/ Joe F. Ogburn
-----------------------                   ------------------------------
     (Date)                               Joe F. Ogburn,
                                          Treasurer and Chief
                                          Financial Officer
                                          (Principal Accounting Officer)