Form 10QSB
period 2004-05-31
RSI HOLDINGS INC
filed 2004-07-13
CIK 853697

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10 - QSB

        (MARK ONE)

 [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                  For the Quarterly Period Ended May 31, 2004 or
                                                 ------------
 [ ]     Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the Transition Period From                to
                                        --------------    ---------------
                         COMMISSION FILE NUMBER 0-18091

                               RSI HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

                     NORTH CAROLINA           56-1200363
                 -----------------------    -----------------
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

         Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value - 7,846,455 shares outstanding as of July 13, 2004

Transitional Small Business Disclosure Format (check one):Yes [  ] No [X]

                                      INDEX


                               RSI HOLDINGS, INC.



PART I.  FINANCIAL INFORMATION                                                                     PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheet - May 31, 2004                                               1

     Condensed consolidated statements of operations - Three and nine months
     ended May 31, 2004 and May 31, 2003                                                               2

     Condensed consolidated statements of cash flows - Nine months ended
     May 31, 2004 and May 31, 2003                                                                     3

     Notes to condensed consolidated financial statements - May 31, 2004                               4

Item 2.  Management's discussion and analysis of financial condition and results of operations         7

Item 3.  Controls and Procedures                                                                      10

PART II. OTHER INFORMATION                                                                            11

Item 1.  Legal Proceedings                                                                            11

Item 2.  Changes in Securities and Small Business Issuer
                  Purchases of Equity Securities                                                      11

Item 3.  Defaults upon senior securities                                                              11

Item 4.  Submission of Matters to a Vote of Security Holders                                          11

Item 5.  Other Information                                                                            11

Item 6.  Exhibits and Reports on Form 8-K                                                             11

SIGNATURES                                                                                            12



                               RSI HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                  MAY 31, 2004

  Assets
Current Assets
      Cash                                                 $ 115,533
      Accounts receivable                                    152,965
      Prepaid expenses and other                              48,701
                                                         -----------

           Total current assets                              317,199

Property and equipment
      Cost                                                   134,517
      Less accumulated depreciation                           64,891
                                                         -----------

      Property and equipment - net                            69,626

Other assets:
      Customer related intangible assets, net of
           amortization of $290,012                        1,646,277
                                                         -----------

                                                         $ 2,033,102
                                                         ===========

  Liabilities and Shareholders' Deficit

Current liabilities
      Accounts payable                                      $ 90,431
      Accrued expenses                                        36,562
      Current maturities of long-term debt                   166,545
                                                         -----------

           Total current liabilities                         293,538

Long-term debt and other liabilities
      Long-term debt                                       1,836,459
      Accrued interest                                       204,758

Commitments and contingencies

Shareholders' deficit:
      Common Stock, $.01 par value-authorized
           25,000,000 shares, issued and outstanding
           7,846,455 shares                                   78,464
      Additional paid-in capital                           4,951,741
      Deficit                                             (5,331,858)
                                                         -----------

           Total shareholders' deficit                      (301,653)
                                                         -----------

                                                         $ 2,033,102
                                                         ===========



The accompanying notes are an integral part of these consolidated financial statements.


                                                    RSI HOLDINGS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003



                                                             For the           For the            For the          For the
                                                          Three months       Nine months       Three months      Nine months
                                                              Ended             Ended              Ended            Ended
                                                             May 31             May 31            May 31            May 31
                                                              2004               2004              2003              2003
                                                          -------------      ------------      ------------      ------------

Revenues from services                                      $1,230,643        $ 3,685,443       $ 1,277,132      $ 3,965,220
Cost of services                                             1,025,957          3,057,736         1,039,860        3,210,512
                                                            ----------        -----------       -----------      -----------

Gross profit                                                   204,686            627,707           237,272          754,708

Expenses:
      Selling, general and administrative                      190,196            629,279           203,020          657,448
                                                            ----------        -----------       -----------      -----------

           Income (loss) from operations                        14,490             (1,572)           34,252           97,260

Other income (expense):
      Interest income and other                                     20                 75                88              735
      Interest expense                                         (35,135)          (106,600)          (37,477)        (112,856)
                                                            ----------        -----------       -----------      -----------

           Total other income (expense)                        (35,115)          (106,525)          (37,389)        (112,121)
                                                            ----------        -----------       -----------      -----------

Loss before income taxes                                     $ (20,625)        $ (108,097)      $    (3,137)       $ (14,861)
Income tax expense                                                   -                  -                 -                -
                                                            ----------        -----------       -----------      -----------

Net (loss)                                                   $ (20,625)        $ (108,097)      $    (3,137)       $ (14,861)
                                                            ==========        ===========       ===========      ===========

Basic and diluted (loss) per share                           $      -          $    (0.01)      $         -        $      -
                                                            ==========        ===========       ===========      ===========

Shares used in computing basic and
      diluted (loss) per share                               7,846,455          7,846,455         7,846,455        7,833,268
                                                            ==========        ===========       ===========      ===========













The accompanying notes are an integral part of these consolidated financial statements.


                                             RSI HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                          FOR THE NINE MONTHS ENDED MAY 29, 2004 AND MAY 28, 2003



                                                                                                   For the           For the
                                                                                                 Nine months       Nine months
                                                                                                    Ended             Ended
                                                                                                    May 31           May 31
                                                                                                    2004              2003
                                                                                                 -----------       -----------

OPERATING ACTIVITIES
      Net loss                                                                                   $ (108,097)       $ (14,861)
      Adjustments to reconcile net loss to net
           cash (used for) provided by operating activities:
           Depreciation                                                                              17,335           16,947
           Amortization                                                                              96,840           96,660
           Changes in current assets and liabilities                                                (76,579)          48,101
                                                                                                 ----------        ---------

                Net cash (used for) provided by operating activities                                (70,501)         146,847

INVESTING ACTIVITIES
      Purchase of property and equipment                                                             (3,716)         (34,604)
      Purchase of customer intangible assets                                                              -           (4,273)
                                                                                                 ----------        ---------

           Net cash used for investing activities                                                    (3,716)         (38,877)

FINANCING ACTIVITIES
      Proceeds from long-term debt borrowings                                                             -           30,393
      Increase in accrued interest                                                                   75,191                -
      Payment of long-term debt                                                                    (118,496)        (110,904)
      Proceeds from issuance of common stock                                                              -            6,500
                                                                                                 ----------        ---------

           Net cash used for financing activities                                                   (43,305)         (74,011)
                                                                                                 ----------        ---------

           Net (decrease) increase in cash                                                         (117,522)          33,959

CASH, BEGINNING OF PERIOD                                                                           233,055          165,267
                                                                                                 ----------        ---------

CASH, END OF PERIOD                                                                              $  115,533        $ 199,226
                                                                                                 ==========        =========









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

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements at May 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2003.

NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. Since the Company incurred a net loss during the three and nine months ended May 31, 2004 and three and nine months ended May 31, 2003, the effect of the stock options on the treasury stock method was anti-dilutive in all periods presented herein.

NOTE 2 - LONG-TERM DEBT AND OTHER LIABILITIES

Long-term debt consists of the following:

Unsecured notes  payable to Buck A. Mickel,  Charles C. Mickel and Minor M. Shaw
    in the amount of $83,333 each with interest payable quarterly at 8.0 percent
    per year. The unpaid principal balance is due on August 14, 2006.                          $  250,000

Unsecured notes  payable to Buck A. Mickel,  Charles C. Mickel and Minor M. Shaw
     in the amount of  $400,000  each with  interest  payable  quarterly  at 7.0
     percent per year. The unpaid principal balance is due on February 14, 2007.                1,200,000

Unsecured notes  payable to Buck A. Mickel,  Charles C. Mickel and Minor M. Shaw
     in the  amount of  $20,000  each with  interest  payable  quarterly  at 7.0
     percent per year. The unpaid principal balance is due on February 25, 2007.                   60,000

Note payable in the original  principal  amount of $800,000 to Eadon  Solutions,
     LLC (formerly Employment Solutions, LLC) in monthly installments of $15,466 including  interest at 6.0% per year  through  March 4, 2007 secured by the
     outstanding common stock of Employment Solutions, Inc.                                       469,424

Note payable in the original  principal amount of $30,393 to First Citizens Bank in monthly  installments  of $520  including  interest at an annual rate of
     approximately 7.0% through October 24, 2008 and is secured by a vehicle.                      23,580
                                                                                             -------------
                                                                                                2,003,004
Less current portion                                                                              166,545
                                                                                             ------------
                                                                                              $ 1,836,459
                                                                                             =============

         On March 25, 2004, Minor H. Mickel gave the two notes above having principal unpaid balances of $250,000 and $1,200,000 and the unpaid interest at February 29, 2004 of $177,485 in equal parts to Buck A. Mickel, Charles C. Mickel and Minor M. Shaw.

         Buck A. Mickel is the President and Chief Executive Officer and a director of the Company. Charles C. Mickel is a Vice President and director of the Company. Buck A. Mickel, Charles C. Mickel and Minor M. Shaw are siblings and Minor H. Mickel is their mother.

       Buck A. Mickel, Charles C. Mickel and Minor M. Shaw (and, before March 25, 2004, Minor H. Mickel), the creditors of the three notes payable aggregating $1,200,000, have permitted the deferral of payment of interest since the note's issuance. Since November 2003, these creditors have permitted the deferral of payment of interest under the other notes payable held by them, in the aggregate principal amount of $310,000. These creditors have agreed that they will not require payment of interest in the next twelve months. Management of the Company could decide at any time to pay all or part of the accrued interest if they determine that cash balances are sufficient to pay the interest without a detrimental effect on the future operations of the Company. The accrued interest portion of long-term debt and other liabilities consists of interest that has been accrued on the unsecured notes aggregating $1,510,000 payable to Buck A. Mickel, Charles C. Mickel and Minor M. Shaw.

NOTE 3 - INCOME TAXES

         A 100% valuation allowance has been recorded relating to temporary differences since the Company believes that it is more likely than not that the realization of the deferred income tax assets will not be realized. The valuation allowance relates primarily to future income tax benefits of net operating loss carryforward. Management continues to assess the likelihood of the future realization of the deferred tax assets on a quarterly basis. Such carryforwards expire in 2006 through 2022.

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

Results of operations

         During the three months and nine months ended May 31, 2004 the Company's revenues were $1,230,643 and $3,685,443, respectively, all of which were generated by its wholly-owned subsidiary, Employment Solutions, Inc. (which we refer to as "Employment Solutions"). Employment Solutions operates from an office facility in Greenwood, South Carolina. Revenues generated during the three and nine months ended May 31, 2003 were $1,277,132 and $3,965,220, respectively. The decrease in revenues during the three and nine months ended May 31, 2004 as compared to the similar periods of fiscal year 2003 can be attributed to a decrease in the number of workers provided. The decrease in average number of workers of 8% during the nine months ended May 31, 2004 as compared to the nine months ended May 31, 2003 accounts for a 10% decrease in hours worked. This decrease resulted from reduced demand for Employment Solutions' services from existing customers. The Company believes that this reduction in demand is associated with relatively high unemployment levels in the areas served by Employment Solutions (compared to unemployment levels in recent years), which increases the availability of alternatives to the services provided by Employment Solutions. The number of workers employed is determined on a daily basis based on requests from the customers of Employment Solutions. Unless unemployment levels are reduced in the areas served by the Company, the Company expects reduced demand for its services to continue, which will continue to adversely affect the Company's revenues and income from operations.

         Employment Solutions incurred cost of services during the three and nine months ended May 31, 2004 of $1,025,957 and $3,057,736, respectively. Cost of services during the three and nine months ended May 31, 2003 were $1,039,860 and $3,210,512, respectively. These costs include wages paid directly to the workers, payroll taxes, workers compensation insurance and other costs directly associated with employment of the workers. The decrease in cost of services during the three and nine months ended May 31, 2004 as compared to the similar period of fiscal year 2003 can be attributed to a decrease in number of workers provided and hours worked.

         Selling, general and administrative expenses during the three and nine months ended May 31, 2004 were $190,196 and $629,279, respectively, as compared to $203,020 and $657,448, respectively, during the three and nine months ended May 31, 2003. The table below sets forth the breakdown of these expenses.


                                                        3 MONTHS           9 MONTHS            3 MONTHS           9 MONTHS
                                                         ENDED              ENDED               ENDED               ENDED
                                                      MAY 31, 2004       MAY 31, 2004        MAY 31, 2003       MAY 31, 2003
                                                     ---------------    ---------------     ---------------    ----------------
Exclusive of Employment Solutions Operations
   Salaries & Related Costs                                 $82,628           $250,383             $76,296            $248,218
   Legal, Accting & Shareholder-Related Expense               9,208             61,743              10,033              49,358
   Rent                                                       8,925             26,775               8,925              26,675
   Other Administrative Expense                              11,918             40,204              16,349              58,693

Employment Solutions Expenses
   Selling & Administrative Expense                          45,237            153,334              59,197             177,844
   Amortization of Customer-Related Intangibles              32,280             96,840              32,220              96,660
                                                     ---------------    ---------------     ---------------    ----------------

     Total                                                 $190,196           $629,279            $203,020            $657,448
                                                     ===============    ===============     ===============    ================

         Interest expense incurred during the nine months ended May 31, 2004 was $106,600 as compared to $112,856 during the nine months ended May 31, 2003. The reduction in interest expense results from monthly principal reductions of the note payable to Eadon Solutions, LLC. Interest expense includes interest accrued but not paid during the nine months of $75,191 on the notes payable to Buck A. Mickel, Charles C. Mickel and Minor M. Shaw in the aggregate principal amount of $1,510,000.

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

         At August 31, 2003, the Company had net operating loss carryforwards ("NOLs") available for income tax purposes of approximately $12,731,000. Such carryforwards expire in 2006 through 2022. The Company's ability to use its existing NOLs may be jeopardized or lost if the Company undergoes an "ownership change" as defined by the Internal Revenue Code. Under SFAS No. 109, the Company can record a net deferred tax asset on its balance sheet and a net deferred tax benefit on its income statement related to its NOLs if it believes that it is more likely than not that it will be able to utilize its NOLs to offset future taxable income utilizing certain criteria required by SFAS No. 109. If the Company does not believe, based on the balance of the evidence, that it is more likely than not that it can fully utilize its NOLs, it must reduce its deferred tax asset to the amount that is expected to be realized through future realization of profits.

         Because the Company did not have net income in fiscal 2003 and 2002, the Company determined that it was more likely than not that it would not be able to realize all of the deferred tax benefits prior to the expiration of the related NOL's and that the Company would not carry any net deferred tax asset on its balance sheets for August 31, 2003 or record any net deferred tax benefit on its income statements for the years ended on such dates. If the Company had been permitted under SFAS No. 109 to record a full net deferred tax asset on its balance sheet at August 31, 2003, the amount of the net deferred tax asset that would have been recorded was $4,765,000, and if the Company had not recorded a valuation allowance the Company would have recorded a net deferred tax benefit of $4,000 on its income statement for the year ended August 31, 2003.

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

Liquidity and Capital Resources

         At May 31, 2004, the Company's total liabilities exceeded its assets by $301,653 as compared to $193,556 at August 31, 2003. The Company's cash balances decreased from $233,055 at August 31, 2003 to $115,533 at May 31, 2004, a
decrease of $117,522. The decrease in cash includes cash used by an increase in accounts receivable of $33,277 and an increase in prepaid expenses of $30,749. All accounts receivable at May 31, 2004 were collected subsequent to May 31, 2004. The increase in prepaid expenses primarily consist of a premium paid on the Company's workers compensation insurance policy that will be amortized over the policy period that expires on September 30, 2004. The Company's working capital (current assets less current liabilities) decreased $48,290 during the nine months ended May 31, 2004 to $23,661.

         The Company is dependent upon the cash generated by Employment Solutions, Inc. to meet its cash liquidity requirements. Please refer to the discussion of the decrease in revenues under "Results of operations".

         Buck A. Mickel, Charles C. Mickel and Minor M. Shaw (and, before March 25, 2004, Minor H. Mickel), the creditors of notes payable aggregating $1,200,000, have permitted the deferral of payment of interest since the notes issuance. Buck A. Mickel is the President and Chief Executive Officer and a director of the Company. Charles C. Mickel is a Vice President and director of the Company. Buck A. Mickel, Charles C. Mickel and Minor M. Shaw are siblings. Since November 2003, these creditors have permitted the deferral of payment of interest under the other notes payable held by them, in the aggregate principal amount of $310,000. These creditors have agreed that they will not require payment of interest in the next twelve months. Management of the Company could decide at any time to pay all or part of the accrued interest if they determine that cash balances are sufficient to pay the interest without a detrimental effect on the future operations of the Company.

         Subject  to the  continued  deferral  of  payment  of  interest  on the
$1,510,000 in aggregate principal amount of notes payable to Buck A. Mickel, Charles C. Mickel and Minor M. Shaw, the Company expects that its existing cash balances and cash generated by the operations of Employment Solutions will be sufficient to fund its cash requirements during the next twelve months, though the deferral of payment of interest on these notes and the continued amortization of intangibles are expected to cause negative shareholders' equity to continue to increase unless results of operations improve substantially. If the Company is able to continue to defer the payment of interest on these notes and if business conditions do not worsen, the Company expects its existing cash balances and cash generated by operations to be similarly sufficient to fund its cash requirements beyond the next twelve months; however, results of operations will have to improve substantially, or the Company will have to obtain capital from other sources, in order to be able to pay off the $1,510,000 principal plus the accrued interest on the Mickel notes at maturity, which become due in 2006 and 2007. There can be no assurance that results of operations will improve substantially or that alternative sources of capital will be available at such times.

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

         Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)) as of May 31, 2004, and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of May 31, 2004.

         There were no changes in our internal controls over financial reporting that occurred during the three months ended May 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

           (b) Reports on Form 8-K

                There were no reports on Form 8-K filed during the fiscal quarter ended May 31, 2004.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          RSI HOLDINGS, INC.
                                      ---------------------------------



July 13, 2004                         /s/ Joe F. Ogburn
-----------------------               ------------------------------
     (Date)                           Joe F. Ogburn,
                                      Treasurer and Chief
                                      Financial Officer
                                      (Principal Accounting Officer)