Form 10KSB
period 2004-08-31
RSI HOLDINGS INC
filed 2004-11-29
CIK 853697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

            For the Fiscal Year Ended August 31, 2004

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

          Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues from operations during fiscal year 2004 were $5,055,245.

         The aggregate market value of the common equity held by non-affiliates as of November 17, 2004 was $134,393.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (November 17, 2004).

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

         From January 2000 to March 2002, the Company did not conduct any business other than seeking acquisition opportunities and liquidating assets of its prior business. On January 18, 2002, the Company executed a letter of intent to acquire substantially all of the assets of Employment Solutions, LLC, a South Carolina limited liability company. On March 4, 2002, the Company acquired substantially all of the assets of Employment Solutions, LLC, through a newly-formed, wholly-owned subsidiary, Employment Solutions, Inc., a South Carolina corporation ("Employment Solutions"). Employment Solutions is in the business of locating and providing labor to industrial companies.

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

         CLIENT CUSTOMERS

         The Company is in the business of locating and providing labor to industrial companies. Normally experience or skill in a particular industry is not required for the labor. Revenues from each of the Company's four largest client companies exceeded 10% of net revenues during the fiscal year ended August 31, 2004. Revenues from these four client companies accounted for a substantial majority of the net revenues of the Company during the 2003-2004 fiscal year.

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

         EMPLOYEES

         At August 31, 2004, the Company's total employees consisted of four (4) full time employees and 250 full time employees who are joint employees of the Company's subsidiary, Employment Solutions, and Quality H. R. Services, Inc., an unrelated professional employer organization. Most of the Company's laborers are foreign nationals; however, the Company is an equal opportunity employer and does not discriminate on the basis of race, religion, color, age, sex, national origin or handicapping conditions. The Company's primary sources of laborers are
(1) recruiters, who are not employees of the Company and who are paid on commission, and (2) individuals who contact Employment Solutions seeking work.

ENVIRONMENTAL MATTERS

         The Company is subject to federal, state and local environmental laws and regulations, however, due to the nature of the Company's current activities, such laws and regulations do not have a direct, substantial impact on the Company's business operations.

SUBSEQUENT EVENT

         During August 2004, the Company announced that Buck A. Mickel, President, the Company's Chief Executive Officer and a director, Charles C. Mickel, the Company's Vice President and a Director, and their sibling, Minor Mickel Shaw (collectively, the "Mickel siblings") intended to initiate a going-private transaction with respect to the Company. The Mickel siblings beneficially own approximately 76% of the Company's stock. In October 2004, BCM Acquisition Corp. ("BCM"), a South Carolina corporation newly formed by the Mickel siblings, made a filing with the Securities and Exchange Commission (the "SEC") that included an Offer to Purchase (a tender offer statement) for the SEC's review. In November 2004, BCM filed a revised Offer to Purchase with the SEC, again for review only. This document is accessible at the SEC's website (www.sec.gov).

         NO TENDER OFFER HAS COMMENCED, AND THIS DESCRIPTION OF THE PLANS AND PROPOSALS OF THE MICKEL SIBLINGS IS NOT INTENDED TO BE LEGALLY BINDING IN ANY WAY. IF A TENDER OFFER IS COMMENCED, IT WILL BE MADE IN ACCORDANCE WITH ALL APPLICABLE SECURITIES LAWS AND WILL INCLUDE THE FILING OF APPROPRIATE MATERIALS WITH THE SEC AND THE MAILING OF APPROPRIATE MATERIALS TO THE STOCKHOLDERS OF THE COMPANY. THE COMPANY'S STOCKHOLDERS AND OTHER INTERESTED PARTIES ARE URGED TO READ BCM'S TENDER OFFER STATEMENT AND RELATED EXHIBITS MAILED TO THEM AND FILED WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. COMPANY STOCKHOLDERS WILL ALSO BE ABLE TO OBTAIN SUCH DOCUMENTS FREE OF CHARGE AT THE COMMISSION'S WEBSITE, WWW.SEC.GOV,

         The Offer to Purchase filed with the SEC describes BCM's potential offer to purchase all the outstanding shares of the common stock of the Company at a price of $.10 per share, subject to certain terms and conditions. The offer as described in the Offer to Purchase is conditioned on, among other things, there being validly tendered and not withdrawn sufficient shares of the Company's common stock such that, after those shares are purchased pursuant to the offer and the Mickel siblings have contributed their shares to BCM, BCM would own at least 90% of the Company's common stock. Upon satisfaction or waiver of the conditions of the offer, the Mickel siblings would contribute their Company shares to BCM and, if BCM owned at least 90% of the common stock of the Company upon consummation of the offer and contribution by the Mickel siblings, BCM would effect a short-term merger of the Company into BCM. Assuming completion of the tender offer and the merger, the Mickel siblings would own 100% of the Company's stock.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases approximately 3,000 square feet of floor space located at 28 East Court Street, Greenville, South Carolina on a month-to-month basis to serve as its principal executive offices. The Company believes that the property is adequate and suitable for executive office space. The monthly rental expense is $2,550. This lease includes office furniture and equipment. The lessor for this office space is CTST, LLC which is owned by the Mickel siblings. The Company believes that this lease contains provisions as favorable to the Company as could be obtained from a third-party landlord.

         Employment Solutions leases a warehouse and office facility in Greenwood, South Carolina containing approximately 3,000 square feet under a one year lease arrangement that expires April 4, 2005 and requires rent of $1,200 per month plus an additional common maintenance fee of $75 per month.

         The Company carries such insurance as it considers reasonable and necessary to cover its casualty and liability exposures. The Lessors provide the insurance on the facilities described above.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a party from time to time to routine litigation in the ordinary course of its business, including but not limited to various regulatory proceedings, employment disputes, workers compensation and personal injury claims, contract breach litigation and the like. Such litigation is incidental to the Company's business and does not depart from the normal kind of such actions. The Company believes that no such actions should have a material adverse effect on its results of operations or financial condition taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of securities holders during the fourth quarter of the Company's 2004 fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

                                          2004                     2003
         Fiscal                     High       Low          High            Low

         First Quarter              .10        .08          .19             .03

         Second Quarter             .15        .08          .38             .10

         Third Quarter              .15        .08          .23             .13

         Fourth Quarter             .09        .08          .13             .08

         As of November 17, 2004, the Company had approximately 526 shareholders of record.

         See the section entitled "Description of Business - Subsequent Event" for a description of a potential tender offer for the Company's stock by the Mickel siblings (though BCM, their wholly-owned subsidiary).

         The Company paid no cash dividends with respect to its Common Stock during fiscal 2004 and 2003, and does not intend to pay cash dividends in the foreseeable future.


                      EQUITY COMPENSATION PLAN INFORMATION

--------------------------------------------- ------------------------- ----------------------- --------------------
                                                                                                     Number of
                                                                                                    securities
                                                                                                     remaining
                                                                                                   available for
                                                                                                  future issuance
                                                                                                   under equity
                                                                                                   compensation
                                              Number of securities to      Weighted average      plans (excluding
                                              be issued upon exercise     exercise price of         securities
               Plan category                  of outstanding options,    outstanding options,      reflected in
           as of August 31, 2004                warrants and rights      warrants and rights        column (a))

                                                        (a)                     (b)                     (c)
--------------------------------------------- ------------------------- ----------------------- --------------------
Equity compensation plans approved by                    642,774                  $.1433            2,010,000
security holders
--------------------------------------------- ------------------------- ----------------------- --------------------
Equity compensation plans not approved by                 75,000                  $.1067                    0
security holders
--------------------------------------------- ------------------------- ----------------------- --------------------
Total                                                    717,774                  $.1395            2,010,000
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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

         GOING CONCERN

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America that apply to established operating enterprises on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended August 31, 2004 and 2003, the Company incurred losses of $138,123 and $15,635, respectively. At August 31, 2004, the Company's liabilities exceeded its assets by $331,679 and it had a working capital deficit of $202,265. The outstanding unpaid interest that has been deferred at August 31, 2004 was $231,833. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         In the Offer to Purchase filed with the SEC by the Mickel siblings (which is described in more detail in the section entitled "Description of Business - Subsequent Event" and in Note 11 to the accompanying finanical statements), the Mickel siblings indicated that they do not intend to continue to support the Company financially, including advancing any future funds or extending their deferral of interest payments beyond July 2005, unless the Company becomes a private company through a going-private transaction. The Mickel siblings expect the Company to become a private company before July 2005; however, if the Company does not become a private company and the Mickel siblings demand payment of the unpaid accrued interest the Company would in all likelihood not be able to pay the previously deferred interest and be able to continue operations. Accordingly, the Company has classified the unpaid accrued interest as a current liability.

         Management of the Company believes that it is highly likely that the Company will be a private company prior to July 2005 and that the Mickel siblings will not demand payment of previously deferred interest with respect to the Company notes they hold.

         There are no assurances that the Company will be a private company prior to July 2005 or that the Mickel siblings will not demand payment with respect to the Company notes they hold. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         RESULTS OF OPERATIONS

         During the year ended August 31, 2004 the Company's revenues were $5,055,245 as compared to revenues during the year ended August 31, 2003 of $5,314,156. The decrease in revenues during the year ended August 31, 2004 as compared to the year ended August 31, 2003 can be attributed to a decrease in the number of workers provided. The decrease resulted from reduced demand for the Company's services from existing customers. Although the Company experienced a decrease in revenues during fiscal 2004, the Company does not believe that this represents a trend of decreasing revenues.

         Employment Solutions incurred cost of services of $4,201,137 during the year ended August 31, 2004 as compared to $4,307,446 during the year ended August 31, 2003. These costs include wages paid directly to the employees, payroll taxes, workers compensation insurance and other costs directly associated with employment of the workers. The decrease in cost of services provided primarily results from the decrease in the number of workers provided.

         General and administrative expenses were $851,669 during the year ended August 31, 2004 as compared to $873,441 during the year ended August 31, 2003. The table below sets forth the breakdown of these expenses.


                                                                Year                   Year
                                                               Ended                   Ended
                                                             August 31,             August 31,
                                                                2004                    2003
                                                                -----                   ----
Exclusive of Employment Solutions Operations
  Salaries and related costs                                  $347,172                $347,333
  Legal, accounting and shareholder related expense             69,455                  62,263
  Rent                                                          35,700                  35,600
  Other administrative expense                                  59,814                  69,468

Employment Solutions Expenses
  Selling and administrative expense                           210,408                 229,898
  Amortization of customer-related intangibles                 129,120                 128,879
                                                               -------                 -------

                                                             $ 851,669               $ 873,441
                                                             =========               =========

         Interest expense incurred during the year ended August 31, 2004 was $140,658 as compared to $149,760 during the year ended August 31, 2003. The decrease in interest expense resulted primarily from reduction in principal balances outstanding on borrowings relating to the acquisition of Employment Solutions.

       INCOME TAXES

         During fiscal year 2004 and 2003, net deferred tax benefits and a valuation allowance equal to the deferred tax benefits relating to temporary differences were recorded since the Company is not assured that the resulting additional deferred tax assets will be realized. See "Critical Accounting Policies" below.

         LEASED PROPERTIES

         For a description of the Company's arrangements with respect to its current lease obligations, reference is made to Part I, Item 2 - "Description of Property," which is incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

         ANTICIPATED LIQUIDITY REQUIREMENTS

         Employment Solutions collects from its customers and pays the related workers each week for work performed during the previous week. Typically at the beginning of each week Employment Solutions invoices its customers for the hours worked during the previous week and the customers typically pay during that same week. Although the Company's customers have paid for services provided as described above since the Company's acquisition of the Employment Solutions business in March 2002, the Company is dependent upon a few customers and can give no assurance that these customers will continue to pay in a timely manner.

         At August 31, 2004, the Company's liabilities exceeded its assets by $331,679. The Mickel siblings (and, in the past, their mother) have advanced funds and deferred payment of interest expense under the debt arrangements discussed below under "Debt Arrangements". In the Offer to Purchase filed with the SEC by the Mickel siblings (see "Description of Business - Subsequent Event"), the Mickel siblings indicated that they do not intend to continue to support the Company financially, including advancing any future funds or extending their deferral of interest payments beyond July 2005, unless the Company becomes a private company through a going-private transaction. Management expects the Company to become a private company before July 2005, and, accordingly does not believe that the Mickel siblings will require payment of interest during the next twelve months. However, if the Company does not become a private company and the Mickel siblings demand payment of the unpaid accrued interest the Company would in all likelihood not be able to pay the previously deferred interest and to continue operations.

         The Company anticipates that its cash balances and cash generated by the operations of Employment Solutions will be sufficient to fund its cash requirements during the next twelve months.

         CASH

         The Company had cash in the amount of $182,540 at August 31, 2004 as compared to $233,055 as of August 31, 2003.

         DEBT ARRANGEMENTS

         On August 31, 2001, Minor H. Mickel, the mother of the Mickel siblings (Buck A. Mickel, President and Chief Executive Officer and a director and significant shareholder of the Company, Charles C. Mickel, Vice President and a director and significant shareholder of the Company, and Minor Mickel Shaw, a significant shareholder of the Company), loaned the Company $250,000 under the terms of an unsecured note payable bearing interest at 8% per year with the principal balance due on August 14, 2006.

         On February 14, 2002, Minor H. Mickel loaned the Company $1,200,000 under the terms of an unsecured note payable bearing interest at 7% per year with the principal balance due on February 14, 2007. On February 25, 2002, each of the Mickel siblings loaned the Company $20,000 under the terms of unsecured notes payable bearing interest at 7% per year with the principal balance due on February 25, 2007. Total proceeds of these loans, aggregating $1,260,000, were used in the purchase of Employment Solutions.

         On March 4, 2002, the Company's subsidiary, Employment Solutions, issued a note in the principal amount of $800,000 to Employment Solutions, LLC as part of the purchase price of Employment Solutions' business. The note is payable in equal monthly installments of $15,466 over five years at an interest at the rate of 6% per year and is secured by the Company's pledge of the common stock of Employment Solutions. At August 31, 2004, the outstanding balance on this note was $429,870.

        On March 25, 2004, Minor H. Mickel gave the two notes described above having principal unpaid balances of $250,000 and $1,200,000 and the unpaid interest in equal parts to Buck A. Mickel, Charles C. Mickel and Minor M. Shaw.

         Buck A. Mickel, Charles C. Mickel and Minor M. Shaw (and, before March 25, 2004, Minor H. Mickel), the creditors of the three notes payable aggregating $1,200,000, have permitted the deferral of payment of interest since the predecessor note's issuance. Since November 2003, these creditors have permitted the deferral of payment of interest under the other notes payable held by them, in the aggregate principal amount of $310,000. These creditors have agreed that they will not require payment of interest on any of the notes held by them until July 2005 at the earliest, but they have indicated in the Offer to Purchase filed with the SEC that they do not intend to extend this payment deadline beyond then unless the Company becomes a private company through a going-private transaction. As noted above in "Anticipated Liquidity Requirements", management expects it is highly likely that the Company will be a private company prior to July 2005 and accordingly, that the Mickel siblings will not demand payment with respect to the Company notes they hold.

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

         CRITICAL ACCOUNTING POLICIES

         The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The significant accounting policies of the company are described in the footnotes to the consolidated financial statements at August 31, 2004.

         Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of our company.

         VALUATION ALLOWANCE ON DEFERRED TAXES

         The Company believes that the valuation allowance related to the deferred tax asset is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. When income and expenses are recognized in different periods for financial reporting purposes than for purposes of computing income taxes currently payable, deferred tax assets or liabilities are provided for such temporary differences. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future consequences of events that have been recognized in the consolidated financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

         At August 31, 2004, the Company had net operating loss carryforwards ("NOLs") available for income tax purposes of approximately $12,800,000. Such carryforwards expire in 2006 through 2024. The Company's ability to use its existing net operating loss carryforward may be jeopardized or lost if the Company undergoes an "ownership change" as defined by the Internal Revenue Code. Under SFAS No. 109, the Company can record a net deferred tax asset on its balance sheet and a net deferred tax benefit on its income statement related to its NOLs if it believes that it is more likely than not that it will be able to utilize its NOLs to offset future taxable income utilizing certain criteria required by SFAS No. 109. If the Company does not believe, based on the balance of the evidence, that it is more likely than not that it can fully utilize its NOLs, it must reduce its deferred tax asset to the amount that is expected to be realized through future realization of profits.

         Because the Company believes that it is more likely than not that the realization of the deferred tax assets will not be realized, SFAS No. 109 required that the Company not carry any net deferred tax asset on its balance sheet at August 31, 2004 or record any net deferred tax benefit on its income statements for the years ended on such date. If the Company had been permitted under SFAS No. 109 to record a full net deferred tax asset on its balance sheet at August 31, 2004, the amount of the net deferred tax asset would have been $4,816,000, and if the Company had similarly been permitted to show a full net deferred tax benefit on its income statement for the year ended August 31, 2004, the amount of the benefit would have been $51,000.

         The analysis of available evidence is performed on an ongoing basis. Adjustments to the valuation allowance are made accordingly. Were the Company to become profitable before its NOLs expire or are otherwise lost, it would be able to utilize them to offset future taxable income, reducing its income tax expense and increasing its net earnings, and the Company would be able to record a net deferred tax asset on its balance sheet. There can be no assurance that the Company will become profitable or that it will be able to utilize any of its NOLs. If the Company does become profitable and utilize its NOLs, any recordable deferred tax asset could be substantially different from the August 31, 2004 amount set forth in the preceding paragraph.

         CUSTOMER BASED INTANGIBLE ASSET

         In accordance with SFAS No. 141, Business Combinations, the Company has determined that the intangible portion of the purchase price in conjunction with the acquisition described in Note 2 is customer related intangible assets and consists of customer list, customer contracts and related customer relationships, and noncontractual customer relationships. The Company is amortizing this asset over its estimated fifteen year life, and reviews the asset for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

         The Company evaluates the recoverability of its identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying value may not be recoverable. The evaluation of asset impairment requires the Company to make assumptions and estimations about the future cash flows of the asset being evaluated. Differing future cash flow assumptions and estimations could result in different conclusions as to the recoverability of the asset's carrying value. The Company's evaluation of its intangible assets completed during the year resulted in no impairment loss.

         RISK FACTORS

         The Company is dependent on a few customers in that the majority of its revenues are from four customers. During the year ended August 31, 2004, these customers accounted for a substantial majority of the Company's revenues. The contracts that the Company has with its customers are generally short-term and the Company can give no assurance that these customers will continue to need the services that it provides.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A.  CONTROLS AND PROCEDURES

         Our disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15d--15(e)) as of August 31, 2004, and based on such evaluation, our Chief Executive Officer and Chief Executive Officer concluded that such controls and procedures were effective as of August 31, 2004.

         There were no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended August 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION.

         None.

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                          DIRECTORS OF THE COMPANY

Name, Age and Tenure as
      Director                                     Principal Occupation and Background
-----------------------               ----------------------------------------------------------------------

C.C. Guy (72)                         Director of the Company.  Mr. Guy served as President of the Company
Director since 1978 (1)(2)            from July 1989 until his retirement in January 1995.  Since his retirement, he has served as a consultant to the Company on an as-needed basis. Mr. Guy was Vice President-Administration of the
                                      Company from 1978 to July 1989.  Mr. Guy served from October 1979 to
                                      November 1989 as President, Treasurer and a director of RSI
                                      Corporation.  Mr. Guy currently serves as a director of Delta Woodside
                                      Industries, Inc. and served as a director of Delta Apparel, Inc. until
                                      November, 2004.

Charles M. Bolt (74)                  Director of the Company until his death on November 3, 2004.  Mr. Bolt
Director from 1982 to                 was President and Chief Executive Officer of the Company from 1984 to
November 2004 (1)(2)                  July 1989, when he was elected President of Distribution, a position that he held until his retirement in January 1995.  Following his retirement, he served as a consultant to the Company on an as-needed basis.  Mr. Bolt was Vice President-Marketing of the Company from 1978 to 1984.

Buck A. Mickel (49)                   Director of the Company.  Mr.  Mickel was elected  President  and Chief
Director from 1988 to 1992            Executive  Officer of the Company on July 28, 1998  following the death
and 1997 to present  (1)              of his father,  Mr. Buck Mickel.  Mr. Mickel was Vice  President of the
                                      Company  from  1989 to  January  1995 and from  September  1996 to July
                                      1998.  Mr.  Mickel  served as a consultant  to the Company from January
                                      1995  to  September  1996.  Mr.  Mickel  served  as a  director  of the
                                      Company  or its former  parent  corporation  from 1987  until  December
                                      1992.  Mr.  Mickel  currently  serves as a director  of Delta  Woodside
                                      Industries, Inc. and Delta Apparel, Inc.

Charles C. Mickel (47)                Director of the Company.  Mr. Mickel was elected Vice President of the
Director since 2001 (1)(2)            Company on September 1, 2003.  Mr. Mickel served as vice president of
                                      U. S. Shelter Corporation from 1981 to 1990 and vice president of asset management of Insigna Financial Group, Inc., the successor of U.
                                      S. Shelter Corporation, from 1990 to 1992.  Since July 1992 Mr. Mickel has been a private investor in commercial real estate.  Mr. Mickel is
                                      Buck A. Mickel's brother.

Joe F. Ogburn (66)                    Director of the Company.  Mr. Ogburn has served as Secretary,
Director since 2001                   Treasurer and Chief Financial Officer of the Company since January
                                      2001.  Mr. Ogburn has served as Treasurer of the Company since
                                      September 1988 and served as Vice President of the Company from May
                                      1995 to January 2001.  Mr. Ogburn also served as Controller of the
                                      Company from 1981 to September 1988.  Mr. Ogburn served as a Director of the Company from September 1987 to July 1989.

(1)      Member of Compensation Committee.

(2) Member of Audit Committee.The Board of Directors of the Company met one time in person and four times by telephone conference call during the fiscal year ended August 31, 2004. The Compensation Committee of the Company met once during the fiscal year. The Audit Committee of the Company met four times during the fiscal year. Each Director attended at least 75% of the meetings of the Board and of any committee of which he was a member. The Board does not have a standing nominating committee.

         The Compensation Committee reviews and submits to the Board of Directors suggested salaries and other compensation for officers of the Company and its subsidiaries for the ensuing year.

         The Audit Committee selects the independent public accountants, reviews the independence of such accountants, approves the scope of the annual audit, approves the rendering of any material non-audit services by the independent accountants, approves the fee payable to the independent accountants, and reviews the audit results.

         Although the Board of Directors has determined that the Company's Audit Committee does not have an "audit committee financial expert" as that term is defined by applicable SEC rules, the Board believes that the current members of the Audit Committee are fully capable of satisfying their audit committee responsibilities, based on their experience and background.

                               EXECUTIVE OFFICERS

         The following table provides certain information regarding the executive officers of the Company:


Name and Age                              Position
----------------------------------------- ------------------------------------------------
Buck A. Mickel (49)                       President and Chief Executive Officer

Charles C. Mickel (47)                    Vice President (appointed September 1, 2003)

Joe F. Ogburn (66)                        Secretary, Treasurer and Chief Financial Officer

         The Company's executive officers are appointed by the Board of Directors and serve at the pleasure of the Board. Buck A. Mickel and Charles C. Mickel are brothers.

             Section 16(a) Beneficial Ownership Reporting Compliance

             Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during and with respect to its most recent fiscal year, the Company believes that all of its executive officers, directors and persons who may have been deemed to be greater than 10% stockholders during the year have timely made all filings required to be made under Section 16(a) of the Securities Exchange Act of 1934, as amended.

         The Company has not adopted a code of ethics and does not intend to do so because its supermajority shareholders, the Mickel siblings intend to pursue a going private transaction and the Company is attempting to minimize the Company's expense of being a public company.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by the Company during the last three fiscal years to the Company's Chief Executive Officer (the "Named Executive Officer"). The salary and bonuses of each other executive officer of the Company was less than $100,000 during fiscal years 2002 through 2004.

                           Summary Compensation Table


                                                                        Annual          Long-Term Compensation Awards
                                                                     Compensation                Awards
                                                                     -------------      ------------------------------
                  Name and Principal Position        Fiscal Year        Salary $        Securities Underlying Options
              ------------------------------------- --------------------------------------------------------------------
              Buck A. Mickel, President and Chief       2004            81,000
              Executive Officer                         2003            90,083
                                                        2002            55,333                     300,000

         Most of the Company's employees, as well as its executive officers, are eligible to participate in the Company's medical and health benefit plan.

         During the year ended August 31, 2004, the Company did not pay any other compensation to its directors except as set forth in "Retirement Contracts" below.

The following table sets forth the number of shares underlying the Named Executive Officer's exercisable and unexercisable stock options. There were no stock options granted to the Named Executive Officer and the Named Executive Officer did not exercise any stock options during the year ended August 31, 2004.

                  AGGREGATE EXERCISABLE AND UNEXERCISABLE STOCK OPTIONS AT FISCAL YEAR-END

         ------------------------------------- ------------------------------------ --------------------------

                                                Number Of Unexercised Securities      Value of Unexercised
                                                Underlying Options/SARs at Fiscal         In-the-Money
                                                          Year-End (#)               Options/SARS at Fiscal
                         Name                             Exercisable/                    Year-End ($)
                                                          Unexercisable                   Exercisable/
                                                                                         Unexercisable
         ------------------------------------- ------------------------------------ --------------------------
         Buck A. Mickel, President and Chief             226,666/100,000                    $600/$300
         Executive Officer
         ------------------------------------- ------------------------------------ --------------------------

         RETIREMENT CONTRACTS

                  Messrs. C.C. Guy and Charles M. Bolt retired as officers of the Company on January 17, 1995. The Company paid each of these two retired officers $100 per month during the year ended August 2004. The Board determined that these payments were appropriate in light of these officers' long records of service to the Company and value as consultants to the Company. The Company anticipates that Mr. Guy will continue to serve as a consultant during fiscal year 2005. Mr. Bolt continued to serve as a consultant until his death on November 3, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         The following table sets forth certain information as of November 17, 2004, regarding the beneficial ownership of the Common Stock by: (i) persons beneficially owning more than five percent of the Common Stock; (ii) the directors and executive officers of the Company; and (iii) all directors and executive officers of the Company, as a group. Unless otherwise indicated in the notes to the table, the Company believes that the persons named in the table have sole voting and investment power with respect to all the shares of Common Stock shown as beneficially owned by them.

                                                Amount and
                                                 Nature of
          Name and Address of                   Beneficial        Percent
           Beneficial Owner                      Ownership      of Class (7)
----------------------------------------------------------------------------
BCM Acquisition Corp.                         6,368,188 (1)         75.9
28 East Court Street
P. O. Box 6847
Greenville, SC 29606

Buck A. Mickel                                3,513,975 (2)         41.9
28 East Court Street
P. O. Box 6847
Greenville, SC 29606

C.C. Guy                                         50,962 (3)          0.6
1405 Stonegate Lane
Shelby, NC 28150

Charles C. Mickel                             1,473,851 (4)         17.6
28 East Court Street
P. O. Box 6847
Greenville, SC 29606

Minor Mickel Shaw                              1,380,362            16.5
P. O. Box 795
Greenville, SC 29602

Joe F. Ogburn                                   201,990 (5)          2.4
208 Belvedere Avenue
Shelby, NC 28150

All Directors and Executive Officers          5,240,778 (6)         62.5
of the Company as a Group (4 persons)

(1) The number of shares includes all shares shown as beneficially owned by each of Buck A. Mickel, Charles C. Mickel and Minor M. Shaw. These three Mickel siblings are the sole shareholders of BCM and, through BCM, are intending to pursue a going-private tender offer for the Company's stock. See the section entitled "Description of Business - Subsequent Event" for a description of this potential tender offer.

(2) Mr. Buck A. Mickel is the President, Chief Executive Officer and a director of the Company. The number of shares shown as beneficially owned by Mr. Buck A. Mickel includes 3,087,309 shares directly owned by him, 150,000 shares owned by him as custodian for his minor child and 226,666 unissued shares subject to stock options held by Mr. Mickel which are currently exercisable. The number of shares shown also includes 50,000 shares held by Mr. Mickel's wife, as to which shares Mr. Mickel disclaims beneficial ownership.

(3) Mr. C.C. Guy is a director of the Company. The number of shares shown as beneficially owned by Mr. Guy includes 26,307 shares directly owned by him and

6,666 unissued shares subject to stock options held by Mr. Guy which are currently exercisable. The number of shares shown also includes 17,989 shares held by Mr. Guy's wife, as to which shares Mr. Guy disclaims beneficial ownership.

 (4) Mr. Charles C. Mickel was elected Vice President effective on September 1, 2003 and is a director of the Company. The number of shares shown as beneficially owned by Mr. Charles C. Mickel includes 1,467,185 shares directly owned by him and 6,666 unissued shares subject to stock options held by Mr. Mickel which are currently exercisable.

(5) Mr. Joe F. Ogburn is the Secretary, Treasurer and Chief Financial Officer of the Company. The number of shares shown as beneficially owned by Mr. Ogburn includes 45,142 shares directly owned by him and 156,665 unissued shares subject to stock options held by Mr. Ogburn which are currently exercisable. Such number also includes 183 shares held by Mr. Ogburn's wife, as to which shares Mr. Ogburn disclaims beneficial ownership.

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

Equity compensation plan information is included in part II, Item 5 of this Form 10-KSB.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain information concerning related party transactions respecting the members of the Compensation Committee, members of their families, and other executive officers, directors and owners of 5% or more of the outstanding Common Stock of the Company is set forth below.

         SALARY AND OTHER COMPENSATION ARRANGEMENTS

         As described herein under Part III, Item 10 - Executive Compensation -"Retirement Contracts", the Company paid consulting fees to Messrs. C.C. Guy and Charles M. Bolt.

         LOAN ARRANGEMENT

         The disclosure in "Liquidity and Capital Resources - Debt Arrangements" is incorporated by reference.


         CORPORATE OFFICE ARRANGEMENT

         For a description of the Company's arrangements with respect to its current corporate office arrangements, reference is made to Part I, Item 2 - "Description of Property," which is incorporated herein by reference.


         PROPOSED GOING-PRIVATE TRANSACTION

         For a description of the going-private transaction proposed by the Mickel siblings, reference is made to Part I, Item 1 - "Description of Business
- Subsequent Event," which is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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


*10.2         RSI Holdings, Inc., 2002 Stock Option Plan:  Incorporated by reference to Exhibit 10.12 to the Form 10-KSB of the
              Registrant filed with the Securities and Exchange Commission for the year ended August 31, 2002, File No. 0-18091.

*10.3         Stock Option Agreement by and between the Registrant and Charles C. Mickel dated as of June 10, 2002: Incorporated by reference to Exhibit 10.13 to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 2002, File No. 0-18091.

*10.4         Stock Option Agreement by and between the Registrant and C. C. Guy dated as of June 10, 2002: Incorporated by reference to Exhibit 10.14 to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 2002, File No. 0-18091.

*10.5         Stock Option Agreement by and between the Registrant and Charles M. Bolt dated as of June 10, 2002: Incorporated by reference to Exhibit 10.15 to the Form 10-KSB of the Registrant filed with the Securities and Exchange Commission for the year ended August 31, 2002, File No. 0-18091.

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

10.10.3       Employment Agreement dated March 4, 2002 by and between Employment Solutions, Inc. and Marion L. Eadon, Jr.:
              Incorporated by reference to Exhibit C to Exhibit 10.11 for the March 4, 2002 Form 8-K.

10.12         Promissory Note in the principal amount of $250,000 from the Company to Minor H. Mickel dated August 14, 2001:
              Incorporated by reference to Exhibit 10.12 to the Form 10-KSB of the Registrant filed with the Securities and Exchange
              Commission for the year ended August 31, 2003, File No. 0-18091.

10.13         Promissory Note in the principal amount of $1,200,000 from the Company to Minor H. Mickel dated February 14, 2002:
              Incorporated by reference to Exhibit 10.13 of the March 4, 2002 Form 8-K.

10.14.1       Promissory Note in the principal amount of $20,000 from the Company to Buck A. Mickel dated February 25, 2002:
              Incorporated by reference to Exhibit 10.14.1 to the Form 10-KSB of the Registrant filed with the Securities and
              Exchange Commission for the year ended August 31, 2003, File No. 0-18091.

10.14.2       Promissory Note in the principal amount of $20,000 from the Company to Charles C. Mickel dated February 25, 2002:
              Incorporated by reference to Exhibit 10.14.2 to the Form 10-KSB of the Registrant filed with the Securities and
              Exchange Commission for the year ended August 31, 2003, File No. 0-18091.

10.14.3       Promissory Note in the principal amount of $20,000 from the Company to Minor Mickel Shaw dated February 25, 2002:
              Incorporated by reference to Exhibit 10.14.3 to the Form 10-KSB of the Registrant filed with the Securities and
              Exchange Commission for the year ended August 31, 2003, File No. 0-18091.


10.15.1       Promissory Note in the principal amount of $400,000 from the Company to Buck A. Mickel dated March 25, 2004.

10.15.2       Promissory Note in the principal amount of $400,000 from the Company to Minor M. Shaw dated March 25, 2004.

10.15.3       Promissory Note in the principal amount of $400,000 from the Company to Charles C. Mickel dated March 25, 2004.

10.16.1       Promissory Note in the principal amount of $83,333.34 from the Company to Buck A. Mickel dated March 25, 2004.

10.16.2       Promissory Note in the principal amount of $83,333.33 from the Company to Charles C. Mickel dated March 25, 2004.

10.16.3       Promissory Note in the principal amount of $83,333.33 from the Company to M. Mickel Shaw dated March 25, 2004.

21.           Subsidiaries of the Registrant.

23.           Consent of Registered Public Accounting Firm.

31.1          Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Buck A. Mickel, dated November 24,
              2004.

31.2          Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Joe F. Ogburn, dated November 24,
              2004.

32.1          Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Buck A. Mickel, dated November 24,
              2004.

32.2          Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joe F. Ogburn, dated November 24,
              2004.



* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13 of Form 10-KSB.


         (b) Reports on Form 8-K:

                  Form 8-K dated August 16, 2004.
                           Item 5. Other events
                           Item 7.  Financial Statements and Exhibits.
                                    (c) Exhibits.
                                          99.1 Press release issued by RSI
                                               Holdings, Inc. on August 17,
                                               2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following is a summary of the fees incurred by RSI from Elliott Davis, LLC for professional services rendered for the fiscal years ending August 31, 2004 and 2003:


                                                FISCAL            FISCAL
              FEE CATEGORY                  2004 FEES (1)        2003 FEES
                                            -------------        ----------
Audit fees                                  $    12,500          $   11,200
Audit-related fees                                   --                  --
Tax fees                                         11,950               9,800
All other fees                                       --                  --
                                            -----------          ----------
  Total fees                                $    24,450          $  21,000
                                            ===========          =========


(1)Includes fees billed and estimated to be billed by Elliott Davis, LLC in 2004 for the 2004 audit and tax return.

      AUDIT FEES. Consists of fees incurred for professional services rendered for the audit of RSI's consolidated financial statements and for reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-QSB and consents for filings with the SEC.

      AUDIT-RELATED FEES. Consists of fees billed for professional services that are reasonably related to the performance of the audit or review of RSI's consolidated financial statements, but are not reported under "Audit Fees." No such fees were incurred during the past two years.

     TAX FEES. Consists of fees billed for professional services relating to tax compliance, tax reporting, tax advice and tax planning.

      ALL OTHER FEES. Consists of fees billed for all other services.

AUDIT COMMITTEE PRE-APPROVAL

      The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by case basis. During fiscal 2004, no services were provided to RSI from Elliott Davis, LLC or any other accounting firm other than in accordance with the pre-approval policies and procedures described above.

                                   SIGNATURES




In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RSI HOLDINGS, INC.

                             By: /s/ Buck A. Mickel
                                 -----------------------------------------
                                 Buck A. Mickel
                                 President and Chief Executive Officer

                             Date: November 24, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Buck A. Mickel             November 24, 2004               Director, President and
Buck A. Mickel                      (Date)                     Chief Executive Officer
                                                               (Principal Executive Officer)

/s/ Charles C. Mickel          November 24, 2004               Director and Vice President
Charles C. Mickel                    (Date)


/s/ C. C. Guy                  November 24, 2004               Director
C. C. Guy                            (Date)


/s/ Joe F. Ogburn              November 24, 2004                Director, Secretary,
Joe F. Ogburn                        (Date)                     and Treasurer (Principal
                                                                Financial and Accounting Officer)




                                INDEX OF EXHIBITS

10.15.1       Promissory Note in the principal amount of $400,000 from the Company to Buck A. Mickel dated March 25, 2004.

10.15.2       Promissory Note in the principal amount of $400,000 from the Company to Minor M. Shaw dated March 25, 2004.

10.15.3       Promissory Note in the principal amount of $400,000 from the Company to Charles C. Mickel dated March 25, 2004.

10.16.1       Promissory Note in the principal amount of $83,333.34 from the Company to Buck A. Mickel dated March 25, 2004.

10.16.2       Promissory Note in the principal amount of $83,333.33 from the Company to Charles C. Mickel dated March 25, 2004.

10.16.3       Promissory Note in the principal amount of $83,333.33 from the Company to Minor M. Shaw dated March 25, 2004.

21.           Subsidiaries of the Registrant.

23.           Consent of Independent Registered Public Accounting Firm.

31.1          Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Buck A. Mickel, dated November 24,
              2004.

31.2          Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Joe F. Ogburn, dated November 24,
              2004.

32.1          Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Buck A. Mickel, dated November 24,
              2004.

32.2          Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joe F. Ogburn, dated November 24,
              2004.



















                          ANNUAL REPORT ON FORM 10-KSB

                   ITEM 7, ITEM 14(A)(1) AND (2), (C) AND (D)

                          LIST OF FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS

                           YEAR ENDED AUGUST 31, 2004

                               RSI HOLDINGS, INC.

                           GREENVILLE, SOUTH CAROLINA

                               RSI HOLDINGS, INC.

                        FORM 10-KSB-ITEM 14(A)(1) AND (2)

                          INDEX OF FINANCIAL STATEMENTS


The following consolidated financial statements of RSI Holdings, Inc. are included in Item 7:


       Consolidated balance sheet - August 31, 2004

       Consolidated statements of operations - For the years ended August 31, 2004 and 2003

       Consolidated statements of shareholders' deficit - For the years ended August 31, 2004 and 2003

       Consolidated statements of cash flows - For the years ended August 31, 2004 and 2003

       Notes to consolidated financial statements - August 31, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
RSI HOLDINGS, INC.
Greenville, South Carolina

         We have audited the consolidated balance sheet of RSI HOLDINGS, INC. AND SUBSIDIARIES as of August 31, 2004 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended August 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of RSI HOLDINGS, INC. AND SUBSIDIARIES as of August 31, 2004, and the related consolidated results of operations and cash flows for the year ended August 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets by $331,679 and it has a working capital deficit of $202,265. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Elliott Davis, LLC

Greenville, South Carolina
October 21, 2004



                               RSI HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2004

                                     ASSETS
CURRENT ASSETS
     Cash                                                                                       $  182,540
     Accounts receivable                                                                           150,936
     Prepaid expenses and other                                                                     26,551
                                                                                               -----------

Total current assets                                                                               360,027

Property and equipment:
     Cost                                                                                           80,244
     Less accumulated depreciation                                                                  48,058
                                                                                                ----------

         Property and equipment - net                                                               32,186

Other assets:
     Customer related intangible assets, net of
         amortization of $322,291                                                                1,613,998
                                                                                                 ---------

                                                                                                $2,006,211


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                                          $    86,286
     Accrued expenses                                                                              311,734
     Current maturities of long-term debt                                                          164,272
                                                                                                ----------
         Total current liabilities                                                                 562,292

LONG-TERM DEBT                                                                                   1,775,598


Commitments and contingencies

SHAREHOLDERS' DEFICIT:
     Common Stock, $.01 par value-authorized
         25,000,000 shares, issued and outstanding
         7,846,455 shares                                                                           78,464
     Additional paid-in capital                                                                  4,951,741
     Deficit                                                                                    (5,361,884)
                                                                                                -----------

     Total shareholders' deficit                                                                  (331,679)
                                                                                                -----------

                                                                                                $2,006,211

The accompanying notes are an integral part of these consolidated financial statements.

                                       F-4



                               RSI HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003


                                                                               For the           For the
                                                                                Year               Year
                                                                                Ended             Ended
                                                                              August 31         August 31
                                                                                 2004             2003
                                                                              ----------        ---------
REVENUES FROM SERVICES                                                       $ 5,055,245       $ 5,314,156
COST OF SERVICES                                                               4,201,137         4,307,446
                                                                             -----------       -----------

GROSS PROFIT                                                                     854,108         1,006,710

EXPENSES:
     Selling, general and administrative                                         851,669           873,441
                                                                             ------------     -------------
Income from operations                                                             2,439           133,269

OTHER INCOME (EXPENSE):
     Interest income and other                                                        96               856
     Interest expense                                                           (140,658)         (149,760)
                                                                             ------------    --------------

     Total other                                                                (140,562)         (148,904)
                                                                             ------------    --------------

NET LOSS                                                                     $  (138,123)    $     (15,635)
                                                                             ============    ==============

NET LOSS PER SHARE - BASIC AND DILUTED                                       $      (.02)        $    (.00)
                                                                             ============    ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                  7,846,455         7,836,592
                                                                             ============    ==============


















The accompanying notes are an integral part of these consolidated financial statements.


                               RSI HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                  FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003



                                                                  ADDITIONAL
                                             COMMON STOCK          PAID-IN
                                         SHARES        AMOUNT       CAPITAL       DEFICIT              TOTAL
                                         ------        ------       -------       -------              -----


BALANCE, AUGUST 31, 2002                 7,821,455   $  78,214     $4,945,491     $(5,208,126)      $ (184,421)


     Exercise of stock options              25,000         250          6,250                            6,500

     Net loss                                                                         (15,635)         (15,635)
                                         ---------    --------      ---------    --------------      ----------

BALANCE, AUGUST 31, 2003                 7,846,455      78,464      4,951,741      (5,223,761)         (193,556)


     Net loss                                                                        (138,123)         (138,123)
                                         ---------   ---------     ----------     ------------       ------------

BALANCE, AUGUST 31, 2004                 7,846,455   $  78,464     $4,951,741     $(5,361,884)        $(331,679)
                                         =========   =========     ==========     ============       ============



























          The accompanying notes are an integral part of these consolidated financial statements.


                               RSI HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003

                                                                                    For the        For the
                                                                                      Year           Year
                                                                                     Ended           Ended
                                                                                   August 31       August 31
                                                                                      2004            2003
                                                                                   ----------      ----------

OPERATING ACTIVITIES
     Net loss                                                                      $ (138,123)   $     (15,635)
     Adjustments to reconcile net loss to net
         cash provided by operating activities
         Depreciation and amortization                                                150,657          151,615
         Loss on disposal of property and equipment                                    10,038                -
         Changes in operating assets and liabilities
              Accounts receivable                                                     (31,248)          11,212
              Prepaid expenses and other                                               (8,599)           3,267
              Accounts payable, accrued expenses and other liabilities                128,906           71,789
                                                                                  -----------        ---------
                  Net cash provided by operating activities                           111,631          222,248
                                                                                  -----------        ---------

INVESTING ACTIVITIES
     Purchase of property and equipment                                                (3,716)         (34,604)
     Net cash paid for acquired business                                                    -           (7,519)
                                                                                  -----------        ----------

              Net cash (used for) investing activities                                 (3,716)         (42,123)
                                                                                  ------------       ----------

FINANCING ACTIVITIES
     Proceeds from long-term notes payable                                                  -           30,393
     Payment of long-term debt and other                                             (158,430)        (149,230)
     Proceeds from exercise of stock options                                                -            6,500
                                                                                  -----------       ----------

         Net cash (used for) financing activities                                    (158,430)        (112,337)
                                                                                  ------------      -----------

         Net (decrease) increase in cash                                              (50,515)          67,788

CASH, BEGINNING OF PERIOD                                                             233,055          165,267
                                                                                  -----------       ----------

CASH, END OF PERIOD                                                               $   182,540       $  233,055
                                                                                  ===========       ==========

SUPPLEMENTAL DISCLOSURE

     Cash paid for interest                                                       $    44,492       $   70,190
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

BASIS OF PRESENTATION

                  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America that apply to established operating enterprises on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended August 31, 2004 and 2003, the Company incurred losses of $138,123 and $15,635, respectively. At August 31, 2004, the Company's liabilities exceeded its assets by $331,679 and it has a working capital deficit of $202,265. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         In the Offer to Purchase filed with the SEC by the Mickel siblings (Note 11 - Subsequent Event"), the Mickel siblings indicated that they do not intend to continue to support the Company financially, including advancing any future funds or extending their deferral of interest payments beyond July 2005, unless the Company becomes a private company through a going-private transaction. The Mickel siblings expect the Company to become a private company before July 2005, however, if the Company does not become a private company and the Mickel siblings demand payment of the unpaid accrued interest the Company would in all likelihood not be able to pay the previously deferred interest and be able to continue operations. Accordingly, the Company has classified the unpaid accrued interest as a current liability.

         Management of the Company believes that it is highly likely that the Company will be a private company prior to July 2005 and that the Mickel siblings will not demand payment with respect to the Company notes they hold.

         There are no assurances that the Company will be a private company prior to July 2005 or that the Mickel siblings will not demand payment with respect to the Company notes they hold. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its subsidiaries (all of which are wholly-owned). All significant intercompany balances and transactions have been eliminated in consolidation.

CASH

       Cash consists of highly liquid investments, which are readily convertible into cash and have maturities of three months or less at date of acquisition. The Company places temporary cash investments in high quality financial institutions. At times such investments may be in excess of FDIC insurance limits.

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

INTANGIBLE ASSETS

       In accordance with SFAS No. 141, Business Combinations, the Company has determined that the intangible portion of the purchase price in conjunction with an acquisition as defined in Note 2 is customer related intangible assets and consists of customer list, customer contracts and related customer relationships, and noncontractual customer relationships. The Company is amortizing this asset over its estimated fifteen year life, and reviews the asset for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company evaluates the recoverability of its identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying value may not be recoverable. The evaluation of asset impairment requires the company to make assumptions about the future cash flows of the asset being evaluated. The Company's evaluation of its intangible assets completed during the year resulted in no impairment loss.

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

STOCK OPTIONS

       The Company accounts for and will continue to account for stock options under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. Applying SFAS No. 123, Accounting for Stock-Based Compensation, would not materially affect net loss and loss per share for fiscal 2004 and 2003. The Company provides disclosures for stock based compensation in accordance with the disclosure provisions required under SFAS No. 148, Accounting for Stock Based Compensation.

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

         The transaction also includes a provision that will be accounted for as a contingency in the purchase transaction based on the future earnings of Employment Solutions. The provision provides for the payment of an annual bonus of up to 20% of earnings in excess of $630,000. The bonus is to be paid to a former executive of Employment Solutions who has no significant ongoing responsibilities and is additional consideration for the customer related intangible assets. The amount to be paid cannot be determined beyond a reasonable doubt and adjustments to the purchase price will be made annually. Earnings of Employment Solutions during the year ended August 31, 2004 were less than $630,000 and no bonus was accrued. The bonus paid based on the earnings during the year ended August 31, 2003 under this contingency was $3,246.


NOTE 3 - ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities at August 31, 2004 are as follows:

         Interest                                            $231,833
         Payroll taxes                                          8,199
         Legal and accounting                                  23,275
         Other                                                 48,427
                                                          -----------
                                                             $311,734

         The accrued interest consists of interest that has been accrued on the unsecured notes of $1,510,000 payable to the President and Chief Executive Officer of the Company, the Vice President of the Company and their sister. Over the past several years these noteholders have agreed to defer interest payments and have agreed that they will not require payment of interest before July 2005.

NOTE 4 - LONG-TERM DEBT

Unsecured notes payable to Buck A. Mickel, Charles C. Mickel and Minor M. Shaw
    in the amount of $83,333 each with interest payable quarterly at 8.0 percent
    per year. The unpaid principal balance is due on August 14, 2006.                 $  250,000

Unsecured notes payable to Buck A. Mickel, Charles C. Mickel and Minor M. Shaw
     in the amount of $400,000 each with interest payable quarterly at 7.0
     percent per year. The unpaid principal balance is due on February 14, 2007.       1,200,000

Unsecured  notes payable to Buck A. Mickel,  Charles C. Mickel and Minor M.
     Shaw in the amount of $20,000 each with interest payable  quarterly at
     7.0  percent  per  year.  The  unpaid  principal  balance  is  due  on
     February 25, 2007.                                                                   60,000

Note payable in the original principal amount of $800,000 to Eadon Solutions,
     LLC (formerly Employment Solutions, LLC) in monthly installments of $15,466 including interest at 6.0% per year through March 4, 2007 secured by the
     outstanding common stock of Employment Solutions, Inc.                              429,870
                                                                                  ---------------
                                                                                       1,939,870
         Less current portion                                                            164,272
                                                                                  --------------
                                                                                     $ 1,775,598


       The Company incurred interest cost as follows during years ended August 31, 2004 and 2003.

                                                     2004          2003
                                                     ----          ----
Interest incurred during years ended August 31
    Notes payable to the President and
      Chief Executive Officer and his family      $ 108,299    $ 108,200
    Note payable to Eadon Solutions, LLC             30,867       39,856
    Note payable to bank                              1,492        1,704
                                                   --------     --------

                                                   $140,658     $149,760
                                                   ========     ========


         On March 25, 2004, Minor H. Mickel gave the two notes above having unpaid principal balances of $250,000 and $1,200,000 and the unpaid interest in equal parts to Buck A. Mickel, Charles C. Mickel and Minor M. Shaw.

         Buck A. Mickel is the President and Chief Executive Officer and a director of the Company. Charles C. Mickel is a Vice President and director of the Company. Buck A. Mickel, Charles C. Mickel and Minor M. Shaw are siblings and Minor H. Mickel is their mother.

         Buck A. Mickel, Charles C. Mickel and Minor M. Shaw (and, before March 25, 2004, Minor H. Mickel), the creditors of the three notes payable aggregating $1,200,000, have permitted the deferral of payment of interest since the predecessor note's issuance. Since November 2003, these creditors have permitted the deferral of payment of interest under the other notes payable held by them, in the aggregate principal amount of $310,000. Over the past several years these creditors have allowed the Company to defer interest payments and agreed that they will not require payment of interest before July 2005. Management of the Company could decide at any time to pay all or part of the accrued interest if it determines that cash balances are sufficient to pay the interest without a detrimental effect on the future operations of the Company. The accrued interest portion of long-term debt and other liabilities consists of interest that has been accrued on the unsecured notes aggregating $1,510,000 payable to Buck A. Mickel, Charles C. Mickel and Minor M. Shaw.

NOTE 5 - LEASES

         During fiscal 2004, the Company entered into lease arrangements under which the Company sold and leased back its two vehicles. The initial terms under this lease arrangement was one year for one of the vehicle and two years for the other vehicle.

         Total rent expense incurred under these lease arrangements during fiscal 2004 was $1,148. Property taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company.

         The future minimum lease payments under the operating leases at August 31, 2004 were as follows:

         Fiscal year
         2005                                 $ 8,584
         2006                                   2,549
                                              -------
                                              $11,133
                                              =======

    The Company leases its office and warehouse facilities under various lease arrangements not exceeding one year. The expense incurred under such arrangements was $51,000 and $50,900 during the fiscal years ended August 31, 2004 and 2003, respectively.

NOTE 6 - STOCK OPTION PLAN

         During June 2002, the Company adopted the 2002 Stock Option Plan that authorized the Board of Directors to grant options of up to 1,500,000 shares of the Company's common stock. On January 30, 2003, the 2002 Stock Option Plan was amended to increase the aggregate number of shares that may be granted from 1,500,000 to 2,500,000.

         The Company's previous Stock Option Plan was adopted during 1991 and was amended on January 27, 2000, January 21, 1999 and January 15, 1998. The previous Stock Option Plan terminated on June 27, 2000 and no options of the Company's common stock can be granted thereafter, but this termination does not affect the options previously granted to the plan participants. As of August 31, 2004, 490,000 shares have been awarded to plan participants and are outstanding under the 2002 Stock Option Plan and 152,774 shares have been awarded and are outstanding to plan participants under the previous Stock Option Plan. These options vest over a three year period. During the 2004 year, the holder of options for 966,667 shares terminated his employment and forfeited his options.

         The Company also has an informal stock option plan under which stock options can be granted to certain non-employee officers and directors. During the 2004 year, such options for 19,998 shares expired and were forfeited. As of August 31, 2004, such options to purchase 75,000 shares have been granted and are outstanding.

         All options under the plans were granted at not less than fair market value at dates of grant. Stock option transactions during the two years ended August 31 were as follows:

                                                                                        2004             2003
                                                                                  --------------    ------------
Options outstanding at September 1                                                    1,704,439        1,679,439
Options granted                                                                               -           60,000
Options exercised                                                                             -          (25,000)
Options forfeited                                                                      (986,665)         (10,000)
                                                                                  --------------   --------------
Options outstanding at August 31                                                        717,774        1,704,439
                                                                                  =============    =============
Options exercisable at August 31                                                        541,107          706,661
                                                                                  =============    =============
Outstanding options issued under Stock Option Plan at August 31                         642,774        1,609,439
                                                                                  =============        =========
Outstanding options issued under informal Stock Option Plan                              75,000           95,000
                                                                                  =============    =============

Options available for grant under Stock Option Plan at August 31                      2,010,000        1,043,333
                                                                                  =============    =============
Option price ranges per share:
   Granted                                                                                  -      $.10 - $.26
   Exercised                                                                                -             0.26
   Forfeited                                                                        $.07 - $.33           0.57
Weighted average option price per share:
   Granted                                                                                  -            0.149
   Exercised                                                                                -             0.26
   Forfeited                                                                               0.24            .57
   Outstanding at August 31                                                                0.14          0.101

         The options at August 31, 2004 had a weighted average remaining contractual life of approximately 4.4 years. There were 541,107 options currently exercisable with option prices ranging from $0.07 to $1.125 with a weighted average exercise price of $0.16.

NOTE 7 - INCOME TAXES

             During fiscal years 2004 and 2003, net deferred tax benefits were fully offset by a valuation allowance relating to temporary differences since the Company believes that it is more likely than not that the realization of deferred tax assets will not be realized. Significant components of the Company's deferred tax assets and liabilities are as follows:

    ASSETS
       Net operating loss carryforward                 $     4,723,000
       Other                                                    97,000
                                                       ---------------
                                                             4,820,000
       Valuation allowance                                   4,816,000
                                                       ---------------
       Deferred tax assets                                       4,000

    LIABILITIES
       Depreciation                                              4,000
                                                       ---------------
       Net deferred taxes                              $             -
                                                       ===============



             At August 31, 2004, the Company has net operating loss carryforwards available for income tax purposes of approximately $12,800,000. Such carryforwards expire in 2006 through 2024. The Company's ability to use its existing net operating loss carryforward may be jeopardized or lost if the Company undergoes an "ownership change" as defined by the Internal Revenue Code.

             The valuation allowance increased $51,000 during 2004 due to the continued uncertainty of the Company's ability to generate taxable income and realize the benefits of deferred tax assets. The recognition of a net deferred tax asset is dependent upon a "more likely than not" expectation of the realization of the deferred tax asset, based upon the analysis of the available evidence. A valuation allowance is required to sufficiently reduce the deferred tax asset to the amount that is expected to be realized through future realization of profits on a "more likely than not" basis. The analysis of available evidence is performed on an ongoing basis utilizing the "more likely than not" criteria to determine the amount, if any, of the deferred tax asset to be realized. Adjustments to the valuation allowance are made accordingly. There can be no assurance that additional valuation allowances may not be recorded in the future periods.

NOTE 8 - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


       Selling, general and administrative expenses consisted of the following for the years ended August 31, 2004 and 2003:

                                                                      2004              2003
                                                                  -----------        ----------

         Salaries, wages and benefits                             $ 435,161         $ 464,444
         Legal and professional                                      57,571            55,785
         Rent                                                        51,000            50,900
         Telephone and utilities                                     35,829            35,485
         Office expense                                              31,411            33,825
         Travel expense                                              19,732             9,725
         Insurance                                                   17,828            26,353
         Shareholder relations                                       13,236            13,263
         Depreciation                                                21,537            22,735
         Amortization - intangible assets                           129,120           128,879
         Loss on disposal of property and equipment                  10,038                 -
         Other                                                       29,206            32,047
                                                                -----------       -----------

                                                                  $ 851,669          $873,441
                                                                ===========       ===========

NOTE 9 - MAJOR CUSTOMER INFORMATION

           Sales to each of four major customers exceeded 10% of net sales during the fiscal year ended August 31, 2004. Sales to each of three major customers exceeded 10% of net sales during the fiscal year ended August 31, 2003. Sales to these customers accounted for over 50% of net sales during the years ended August 31, 2004 and 2003.

NOTE 10 - AFFILIATED PARTY TRANSACTIONS

           See Note 4 concerning notes payable with affiliated parties.

         The Company leases its principal executive offices under a month-to-month lease arrangement from a limited liability company that is owned by the President, Chief Executive Officer and a director of the Company and his two adult siblings, one of whom is also the vice president and a director of the Company. Under the lease arrangement, the monthly rent during the fiscal years ended August 31, 2004 and August 31, 2003 was $2,550 per month. Accounts receivable at August 31, 2004 included an amount for the reimbursement of expenses in the amount of $1,051 that were incurred during August 2004 by a company that is owned by the President of the Company, his mother and his two adult siblings, one of whom is also the vice president and a director.

NOTE 11 - SUBSEQUENT EVENT  (UNAUDITED)

         During August 2004, the Company announced that Buck A. Mickel, President, the Company's Chief Executive Officer and a director, Charles C. Mickel, the Company's Vice President and a Director, and their sibling, Minor Mickel Shaw (collectively, the "Mickel siblings") intended to initiate a going-private transaction with respect to the Company. The Mickel siblings beneficially own approximately 76% of the Company's stock. In October 2004, BCM Acquisition Corp. ("BCM"), a South Carolina corporation newly formed by the Mickel siblings, made a filing with the Securities and Exchange Commission (the "SEC") that included an Offer to Purchase (a tender offer statement) for the SEC's review. In November 2004, BCM filed a revised Offer to Purchase with the SEC, again for review only. F-16

         The Offer to Purchase filed with the SEC describes BCM's potential offer to purchase all the outstanding shares of the common stock of the Company at a price of $.10 per share, subject to certain terms and conditions. The offer as described in the Offer to Purchase is conditioned on, among other things, there being validly tendered and not withdrawn sufficient shares of the Company's common stock such that, after those shares are purchased pursuant to the offer and the Mickel siblings have contributed their shares to BCM, BCM would own at least 90% of the Company's common stock. Upon satisfaction or waiver of the conditions of the offer, the Mickel siblings would contribute their Company shares to BCM and, if BCM owned at least 90% of the common stock of the Company upon consummation of the offer and contribution by the Mickel siblings, BCM would effect a short-term merger of the Company into BCM. Assuming completion of the tender offer and the merger, the Mickel siblings would own 100% of the Company's stock.