Form 10QSB
period 2004-11-30
RSI HOLDINGS INC
filed 2005-01-14
CIK 853697

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10 - QSB

        (MARK ONE)

 [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                  For the Quarterly Period Ended November 30, 2004 or
                                                 -----------------
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

Common Stock, $.01 Par Value - 7,846,455 shares outstanding as of January 7,
2005

Transitional Small Business Disclosure Format (check one):Yes [ ] No [X]


                                      INDEX


                               RSI HOLDINGS, INC.



PART I.  FINANCIAL INFORMATION                                               PAGE

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheet - November 30, 2004                    1

     Condensed consolidated statements of operations - Three months ended
     November 30, 2004 and 2003                                                  2

     Condensed consolidated statements of cash flows - Three months ended
     November 30, 2004 and 2003                                                  3

     Notes to condensed consolidated financial statements -
     November 30, 2004                                                           4

Item 2.  Management's discussion and analysis or plan of operation               7

Item 3.  Controls and Procedures                                                 9

PART II. OTHER INFORMATION                                                       9

Item 1.  Legal Proceedings                                                       9

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds             9

Item 3.  Defaults upon Senior Securities                                         9

Item 4.  Submission of Matters to a Vote of Security Holders                     9

Item 5.  Other Information                                                       9

Item 6.  Exhibits                                                               10

SIGNATURES                                                                      11



                                    RSI HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                    NOVEMBER 30, 2004

  Assets
Current Assets
      Cash                                                                   $ 141,079
      Accounts receivable                                                      117,561
      Prepaid expenses and other                                               156,848
                                                                             ---------
      Total current assets                                                     415,488

Property and equipment
      Cost                                                                      80,244
      Less accumulated depreciation                                             51,167
                                                                             ---------

      Property and equipment - net                                              29,077

Other assets:
      Customer related intangible assets, net of
           amortization of $354,571                                          1,581,718
                                                                             ---------

                                                                            $2,026,283
                                                                             =========

  Liabilities and Shareholders' Deficit

Current liabilities
      Accounts payable                                                       $ 153,702
      Accrued expenses                                                         331,942
      Curent maturities of long-term debt                                      166,748
                                                                             ---------

           Total current liabilities                                           652,392

Long-term debt                                                               1,732,971



Commitments and contingencies

Shareholders' deficit:
      Common Stock, $.01 par value-authorized
           25,000,000 shares, issued and outstanding
           7,846,455 shares                                                     78,464
      Additional paid-in capital                                             4,951,741
      Deficit                                                               (5,389,285)
                                                                             ---------

           Total shareholders' deficit                                        (359,080)
                                                                             ---------

                                                                            $2,026,283
                                                                             =========



The accompanying notes are an integral part of these consolidated financial statements.


                                               RSI HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                            FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003



                                                                          For the           For the
                                                                       Three months      Three months
                                                                           Ended             Ended
                                                                        November 30       November 30
                                                                            2004              2003
                                                                        -----------       ------------

Revenues from services                                                 $ 1,399,125        $1,249,429
Cost of services                                                         1,184,209         1,019,767
                                                                      ------------       -----------

Gross profit                                                               214,916           229,662

Expenses:
      Selling, general and administrative                                  208,734           214,073
                                                                      ------------       -----------

           Income from operations                                            6,182            15,589

Other income (expense):
      Interest income and other                                                345                34
      Interest expense                                                     (33,928)          (36,027)
                                                                      ------------       -----------

           Total other income (expense)                                    (33,583)          (35,993)
                                                                      ------------       -----------

Income (loss) before income taxes                                        $ (27,401)        $ (20,404)
Income tax expense                                                               -                 -
                                                                      ------------       -----------
Net income (loss)                                                        $ (27,401)        $ (20,404)
                                                                      ============       ============

Basic earnings (loss) per share                                              $0.00             $0.00
                                                                      ============       ============

Shares used in computing basic earnings (loss) per share                 7,846,455         7,821,455
                                                                      ============       ============

Diluted earnings (loss) per share                                            $0.00             $0.00
                                                                      ============       ============

Shares used in computing diluted earnings (loss) per share               7,846,455         7,846,455
                                                                      ============       ============














The accompanying notes are an integral part of these consolidated financial statements.


                                                RSI HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003



                                                                         For the           For the
                                                                       Three months     Three months
                                                                          Ended             Ended
                                                                        November 30      November 30
                                                                           2004              2003
                                                                        -----------      -----------

OPERATING ACTIVITIES
      Net  loss                                                         $ (27,401)        $ (20,404)
      Adjustments to reconcile net loss to net
           cash (used for) operating activities:
           Depreciation                                                     3,109             5,689
           Amortization                                                    32,280            32,280
           Changes in current assets and liabilities                       (9,298)          (44,370)
                                                                       ----------        ----------
           Net cash (used for) operating activities                        (1,310)          (26,805)

INVESTING ACTIVITIES
      Purchase of property and equipment                                        -            (3,716)
                                                                       ----------        ----------

           Net cash (used for) investing activities                             -            (3,716)

FINANCING ACTIVITIES
      Payment of long-term debt                                           (40,151)          (38,906)
                                                                       ----------        ----------

           Net cash (used for) financing activities                       (40,151)          (38,906)
                                                                       ----------        ----------

           Net (decrease) in cash                                         (41,461)          (69,427)

CASH, BEGINNING OF PERIOD                                                 182,540           233,055
                                                                       ----------        ----------

CASH, END OF PERIOD                                                     $ 141,079         $ 163,628
                                                                       ==========        ==========

















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

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements at November 30, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information that apply to established operating enterprises on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2004.

         As shown in the financial statements during the three months ended November 30, 2004 the Company incurred a loss of $27,401. At November 30, 2004, the Company's liabilities exceeded its assets by $359,080 and it had a working capital deficit of $236,904. These conditions raise substantial doubt about the Company's ability to continue as a going concern. In the Company's annual report on Form 10-KSB, the Company's report included going concern disclosures.

         In the Offer to Purchase filed with the SEC by the Mickel siblings (which is described in more detail in the Company's Form 10-KSB for the fiscal year ended August 31, 2004 in "Note 11 - Subsequent Event" to the Consolidated Financial Statements), the Mickel siblings indicated that they do not intend to continue to support the Company financially, including advancing any future funds or extending their deferral of interest payments beyond July 2005, unless the Company becomes a private company through a going-private transaction. The Mickel siblings expect the Company to become a private company before July 2005; however, if the Company does not become a private company and the Mickel siblings demand payment of the unpaid accrued interest the Company would in all likelihood not be able to pay the previously deferred interest and be able to continue operations. Accordingly, the Company has classified the unpaid accrued interest as a current liability.

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

Net income (loss) per common share

         Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. Since the Company incurred a loss during the three months ended November 30, 2004 and 2003, the effect of the stock options on the treasury stock method was anti-dilutive for the three months ended November 30, 2004 and 2003.

Note 2 - Long-term debt

Long-term debt consists of the following:

Unsecured notes payable to Buck A. Mickel, Charles C. Mickel and Minor M. Shaw
    in the amount of $83,333 each with interest payable quarterly at 8.0 percent
    per year. The unpaid principal balance is due on August 14, 2006.                    $  250,000

Unsecured notes payable to Buck A. Mickel, Charles C. Mickel and Minor M. Shaw
     in the amount of $400,000 each with interest payable annually at 7.0
     percent per year. The unpaid principal balance is due on February 14, 2007.          1,200,000

Unsecured notes payable to Buck A. Mickel, Charles C. Mickel and Minor M. Shaw
     in the amount of $20,000 each with interest payable quarterly at 7.0
     percent per year. The unpaid principal balance is due on February 25, 2007.             60,000

Note payable in the original principal amount of $800,000 to Eadon Solutions,
     LLC (formerly Employment Solutions, LLC) in monthly installments of $15,466 including interest at 6.0% per year through March 4, 2007 secured by the
     outstanding common stock of Employment Solutions, Inc.                                 389,719
                                                                                        -----------

                                                                                          1,899,719
Less current portion                                                                        166,748
                                                                                        ------------

                                                                                         $ 1,732,971
                                                                                        ============

         Buck A. Mickel is the President and Chief Executive Officer and a director of the Company. Charles C. Mickel is a Vice President and director of the Company. Buck A. Mickel, Charles C. Mickel and Minor M. Shaw are siblings.

Note 3 - Income taxes

         A 100% valuation allowance has been recorded relating to temporary differences since the Company believes that it is more likely than not that the realization of the deferred income tax assets will not be realized. The valuation allowance relates primarily to future income tax benefits of net operating loss carryforward. Management continues to assess the likelihood of the future realization of the deferred tax assets on a quarterly basis. Such carryforwards expire in 2006 through 2024.



Note 4 - Recently issued accounting standards

         Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

         Going concern

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America that apply to established operating enterprises on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the three months ended November 30, 2004, the Company incurred a loss of $27,401. At November 30, 2004, the Company's liabilities exceeded its assets by $359,080 and it had a working capital deficit of $236,904. The outstanding unpaid interest that has been deferred at November 30, 2004 was $258,735. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         In the Offer to Purchase filed with the SEC by the Mickel siblings (which is described in more detail in the Company's Form 10-KSB for the fiscal year ended August 31, 2004 in the section entitled "Description of Business - Subsequent Event"), the Mickel siblings indicated that they do not intend to continue to support the Company financially, including advancing any future funds or extending their deferral of interest payments beyond July 2005, unless the Company becomes a private company through a going-private transaction. The Mickel siblings expect the Company to become a private company before July 2005; however, if the Company does not become a private company and the Mickel siblings demand payment of the unpaid accrued interest the Company would in all likelihood not be able to pay the previously deferred interest and be able to continue operations. Accordingly, the Company has classified the unpaid accrued interest as a current liability.

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

Results of operations

         During the three months ended November 30, 2004 the Company's revenues were $1,399,125, all of which were generated by its wholly-owned subsidiary, Employment Solutions. Employment Solutions operates from an office facility in Greenwood, SC. Revenues generated during the three months ended November 30, 2003 were $1,249,429. The increase in revenues during the three months ended

November 30, 2004 can be attributed to an increase in number of workers employed.

         Employment Solutions incurred cost of services of $1,184,209 during the three months ended November 30, 2004. Cost of services during the three months ended November 30, 2003 were $1,019,767. These costs include wages paid directly to the employees, payroll taxes, workers compensation insurance and other costs directly associated with employment of the workers. The increase in cost of services during the three months ended November 30, 2004 can be attributed to an increase in number of workers employed and also increases in the hourly rate of pay that is paid to certain employees. These increases in the hourly rate of pay generally did not result in increases in billings to the Company's customers.

         Selling, general and administrative expenses during the three months ended November 30 2004 were $208,734 as compared to $214,073 during the three months ended November 30, 2003. The table below sets forth the breakdown of these expenses.

                                                                 Three                 Three
                                                                 Months                Months
                                                                 Ended                 Ended
                                                              November 30,          November 30,
                                                                  2004                  2003
                                                            ------------------    ------------------
Exclusive of Employment Solutions Operations
   Salaries & Related Costs                                         $82,194            $83,154
   Legal, Accounting & Shareholder-Related Expense                   14,804             15,045
   Rent                                                               8,925              8,925
   Other Administrative Expense                                      25,594             18,208

Employment Solutions Expenses
   Selling & Administrative Expense                                  44,937             56,461
   Amortization of Customer-Related Intangibles                      32,280             32,280
                                                            -----------------   -----------------

     Total                                                         $208,734           $214,073
                                                            =================   =================

         Interest expense incurred during the three months ended November 30, 2004 was $33,928 as compared to $36,027 during the three months ended November 30, 2003. The reduction in interest expense results primarily from monthly principal reductions of the note payable to Eadon Solutions, LLC. Interest expense for the three months ended November 30, 2004 includes interest accrued but not paid during the three months of $26,902 on the notes payable to Buck A. Mickel, Charles C. Mickel and Minor M. Shaw in the aggregate principal amount of $1,510,000.


Liquidity and Capital Resources

         At November 30, 2004, the Company's total liabilities exceeded its assets by $359,080 as compared to $331,679 at August 31, 2004. Buck A. Mickel, Charles C. Mickel and Minor M. Shaw (and, before March 25, 2004, Minor H. Mickel), the creditors of notes payable aggregating $1,200,000, have permitted the deferral of payment of interest since the notes' issuance. Buck A. Mickel is the President and Chief Executive Officer and a director of the Company. Charles
C. Mickel is a Vice President and director of the Company. Buck A. Mickel, Charles C. Mickel and Minor M. Shaw are siblings. Since November 2003, these creditors also have permitted the deferral of payment of interest under the other notes payable held by them in the aggregate principal amount of $310,000.

         In the Offer to Purchase filed with the SEC by the Mickel siblings (described in more detail in the Company's Form 10-KSB for the fiscal year ended August 31, 2004 in the section entitled "Description of Business - Subsequent

Event"), the Mickel siblings indicated that they do not intend to continue to support the Company financially, including advancing any future funds or extending their deferral of interest payments beyond July 2005, unless the Company becomes a private company through a going-private transaction. Management expects the Company to become a private company before July 2005, and, accordingly does not believe that the Mickel siblings will require payment of interest during the next twelve months. However, if the Company does not become a private company and the Mickel siblings demand payment of the unpaid accrued interest the Company would in all likelihood not be able to pay the previously deferred interest and to continue operations.

         Subject to the continued deferral of payment of interest on the $1,510,000 in aggregate principal amount of notes payable to the Mickel siblings, the Company expects that its existing cash balances and cash generated by the operations of Employment Solutions will be sufficient to fund its cash requirements during the next twelve months.



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

         Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15d--15(e)) as of November 30, 2004, and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of November 30, 2004.

         There were no significant changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  Other information

Item 1.  Legal proceedings*

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds*

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




                                                RSI HOLDINGS, INC.
                                            ---------------------------------



January 12, 2005                            /s/ Joe F. Ogburn
-----------------------                     ------------------------------
 (Date)                                     Joe F. Ogburn,
                                            Secretary, Treasurer and Chief
                                            Financial Officer
                                            (Principal Accounting Officer)